Form 10-K
period 2023-03-31
SINGING MACHINE CO INC
filed 2023-07-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023
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

(Address of principal executive offices) (Zip Code)

(954) 596-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	MICS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of September 30, 2022, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the NASDAQ of $5.44 was approximately $5,161,042 (based on 948,721 shares outstanding to non-affiliates). For purposes of the above statement only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 14, 2023 was 4,220,259.

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time and in relatively new and rapidly developing industries such as oil and gas. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	our ability to attract and retain management;
●	our growth strategies;
●	anticipated trends in our business;
●	our future results of operations;
●	our ability to incorporate new and changing technologies
●	our willingness to develop technological innovation;
●	our liquidity and ability to finance our development activities;
●	the impact from ownership if we are a controlled company;
●	the impact of inflation and other pricing pressures;
●	the impact of government regulation;
●	planned capital expenditures (including the amount and nature thereof);
●	our financial position, business strategy and other plans and objectives for future operations;
●	competition;
●	the ability of our management team to execute its plans and meet our goals;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected; and
other economic, competitive, governmental (including new tariffs), legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations and pricing.

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to The Singing Machine Company, Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

We are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. We believe we are a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products are among the most widely available karaoke products in the world. Our mission is to “create joy through music.” In order to deliver on this mission, we are focused on the following multi-prong approach:

●	In the short-term, improve profitability by optimizing operations and continue to expand gross margins; and
●	In the mid-to-long-term, continue to grow our global distribution and expand into new product categories that take advantage of our vast distribution relationships and sourcing abilities.

Recent Events and Developments

Stock Redemption Agreement

Prior to August 10, 2021, we were partially held by koncepts International Limited (“koncepts”) which was a major stockholder of our company, that beneficially owned approximately 49% of our shares of common stock outstanding as of March 31, 2021. We were also partly held by Treasure Green Holdings Ltd. (“Treasure Green”), which owned approximately 2% of our common stock. In total, approximately 51% of our shares of common stock on a fully diluted basis as of March 31, 2021 were previously owned by koncepts and Treasure Green. koncepts and Treasure Green are owned by Fairy King Prawn Holdings Limited (“Fairy King”), an investment holding company incorporated in the British Virgin Islands, principally owned by our then Chairman, Philip Lau.

On August 5, 2021, we entered into a stock redemption agreement (the “Redemption Agreement”) with koncepts and Treasure Green, pursuant to which we redeemed 654,105 shares of our common stock (the “Redeemed Shares”). The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to us in consideration of a payment by us of approximately $7.2 million to koncepts and Treasure Green. The Redeemed Shares were retired and returned as unissued authorized capital.

Prior to August 10, 2021, we did business with a number of entities that are principally owned by our former Chairman, Philip Lau, including Starlight R&D Ltd (“SLRD”), Starlight Consumer Electronics USA, Inc., (“SCE”), Cosmo Communications Corporation of Canada, Inc. (“Cosmo”), Winglight Pacific, Ltd (“Winglight”) and Starlight Electronics Company Ltd (“SLE”), among others.

Pursuant to the Redemption Agreement, neither koncepts nor Treasure Green remained stockholders of our company and SLRD, SCE, Cosmo, Winglight and SLE are no longer related parties.

Reverse Stock Split and Nasdaq Listing

On May 23, 2022, we effected a reverse stock split of our shares of common stock in a ratio of 1:30. The reverse stock split was affected to meet The Nasdaq Capital Market’s minimum bid price requirement. All information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to this 1-for-30 reverse stock split.

Our common stock was approved for listing on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

Underwritten Public Offering

On May 23, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering pursuant to which we sold to the Underwriter 1,000,000 shares of our common stock for gross proceeds of $4.0 million, prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $0.6 million. The price to the public in the offering was $4.00 per share, before underwriting discounts and commissions. The offering closed on May 26, 2022. We received net proceeds of approximately $3.4 million.

Pursuant to the terms of the Underwriting Agreement, we issued to the Underwriter warrants to purchase up to 100,000 shares of common stock, representing 10% of the shares sold in the offering, excluding any shares sold through the over-allotment option. The warrants are exercisable six months from the commencement of sales under the offering, have an exercise price of $5.00 per share and expire five years from the date of issuance.

Acquisition of Control

On June 13, 2022, Ault Alliance, Inc. (“Ault Alliance”), formerly BitNile Holdings, Inc., a Delaware corporation, Ault Lending, LLC (“Ault Lending”), a California limited liability company and subsidiary of Ault Alliance, and Milton C. Ault, III (“Ault”), Founder and Executive Chairman of Ault Alliance (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 1,405,000 shares, or 52.8% of the issued and outstanding shares of our common stock, through open market purchases.

As disclosed in the Schedule 13D, as amended and subsequent Section 16 filings, Ault Lending currently owns, and Ault Alliance and Ault may be deemed to beneficially own, an aggregate of 1,808,000 shares of common stock, or approximately 42.8% of the outstanding shares of common stock as of the date of this Annual Report. The reduction in beneficial ownership percentage was a result of us selling stock in our ATM Offering (as defined and discussed below), and not from any sales of our common stock by Ault Lending.

Credit Facility

On October 14, 2022, we and our wholly-owned subsidiary, SMC Logistics, Inc. (“SMC”), entered into a Credit and Security Agreement (the “Credit Agreement”) with Fifth Third Bank, National Association, as Lender (“Fifth Third”). The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year (the “Credit Facility”). The Credit Agreement matures on October 14, 2025.

The revolving Credit Facility bears interest of (a) the Prime Rate plus 0.50% or (b) the 30 day Term SOFR rate plus 3.00% (subject in each case to a floor of 0.50%), depending on the type of loan we request. “Term SOFR” means the forward-looking SOFR rate administered by CME Group, Inc. (or other administrator selected by Fifth Third) and published on the applicable Bloomberg LP screen page (or such other commercially available source providing such quotations as may be selected by Fifth Third), fixed by the administrator thereof two business days prior to the commencement of the applicable interest period (provided, however, that if Term SOFR is not published for such business day, then Term SOFR shall be determined by reference to the immediately preceding business day on which such rate is published), rounded upwards, if necessary, to the next 1/8th of 1% and adjusted for reserves if Fifth Third is required to maintain reserves with respect to the relevant loans.

We are required to pay an unused line fee of 0.35% per annum equal to the difference between (i) the maximum revolving loan limit then in effect and (ii) the average daily balance of the revolving loans for each month, which fee shall be fully earned by Fifth Third and payable monthly in arrears on the first business day of each month. Said fee shall be calculated on the basis of a 360 day year. The Credit Agreement provides for an early termination fee of 2% if we prepay or terminate Fifth Third’s commitment to make loans under the Credit Agreement two or more years prior to the maturity or 0.5% if such prepayment occurs less than two year prior to the maturity or during any renewal period.

The obligations under the Credit Agreement are secured by all of our assets and the assets of SMC, presently owned or later acquired, and all cash and non-cash proceeds thereof (including, without limitation, insurance proceeds).

As of March 31, 2023, we were in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023, we executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new covenants that are required. We must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between September and June. We must also maintain pre-defined minimum operating cash flows between February and August 2023, until we achieve a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the Credit Agreement.

ATM Offering

On February 15, 2023, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which we could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1.8 million in shares of its common stock. Shares offered and sold in the ATM Offering were issued pursuant to the registration statement on Form S-3 (File No. 333-269183) filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2023 and declared effective by the SEC on January 20, 2023, and the prospectus supplement relating to the ATM Offering filed with the SEC on February 15, 2023. During the fiscal year ended March 31, 2023, we received total net proceeds from the ATM Offering of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. Through May 12, 2023, we received total net proceeds from the ATM Offering of approximately $1.7 million on sales of 1,052,770 shares of common stock at an average price of $1.64 per share. The Sales Agreement has been terminated.

Our Product Portfolio

Our products are sold directly to distributors and retail customers. Our portfolio of owned and licensed brands and products are organized into the following categories:

Karaoke— including our flagship brand Singing Machine, our karaoke line is driven by quality products at affordable price points that we believe deliver great value to our customers. All of our karaoke products are Bluetooth® enabled to allow access to digital music content via our mobile apps available on iOS and Android platforms. We believe our core karaoke line offers best-in-class advanced features, including but not limited to, enabling customers to output video to a TV screen, correcting singer’s pitch in real-time with our proprietary PitchLab™ technology, streaming karaoke content directly to the machine via WiFi, casting karaoke songs from a mobile device to our karaoke machines through our SingCast™ casting technology, singing duets, and displaying scrolling lyrics in-time with the song. Our products are sold directly to consumers via our retail channels, ecommerce, our own website, and distributors worldwide. This product category accounted for approximately 73% of our net sales in our fiscal year ended March 31, 2023.

Licensed Products— including brands such as Carpool Karaoke. In 2019, we entered into a 3-year license agreement with CBS® for its Carpool Karaoke brand, made popular by James Corden on The Late Show with James Corden. We launched an innovative Carpool Karaoke Microphone that works specifically in the car. This license agreement with CBS expired on September 30, 2022. On February 28, 2023, we renewed this license agreement for an additional three years. On March 16, 2023, we entered into a three-year license agreement with Sesame Street Workshop for its Sesame Street brand for karaoke and singalong toy products, effective January 1, 2023. Through this license agreement, we will be able to develop and offer for sale all the iconic and beloved Sesame Street characters like Elmo, Big Bird, Cookie Monster, Abby Cadabby, and many more. This product category accounted for less than 1% of our net sales in our fiscal year ended March 31, 2023.

Microphones and Accessories— we currently offer a line of traditional microphone accessories that are compatible with our karaoke machines. These microphones feature an assortment of colors, come wired or wireless, and may include new features like party lighting and voice changing effects. We are also seeing growth in portable Bluetooth microphones which are marketed under our Party Machine brand. This product category accounted for approximately 20% of our net sales in our fiscal year ended March 31, 2023.

Singing Machine Kids Youth Electronics— including the brand Singing Machine Kids. Our kids’ line of products offers fun music entertainment features designed specifically for children. Our kids’ products provide a high-quality introduction to singing and music entertainment for young singers and offer advanced features, such as voice changing effects, recording, Bluetooth compatibility, and portability. This product category accounted for approximately 5% of our net sales in our fiscal year ended March 31, 2023.

Automotive— In January 2023, we announced at the Consumer Electronics Show that we will be entering the connected vehicle karaoke device market in partnership with Stingray Group, Inc. (“Stingray”). We have developed microphone hardware utilizing our PitchLab™ technology to offer integrated wireless microphones for connection with major automotive brand’s vehicles. We are currently in discussion with many automotive brands to offer our products. This product category is new and did not contribute to net sales in our fiscal year ended March 31, 2023.

Music Subscriptions— in conjunction with our premium partner, Stingray, we offer karaoke music subscription services for the iOS and Android platforms as well as a web-based download store and integrated streaming services for our hardware. We currently offer almost 20,000 licensed karaoke songs in the catalog. This product category accounted for approximately 2% of our net sales in our fiscal year ended March 31, 2023.

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

Business Segments

We operate in one principal industry segment across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our retailer’s websites, and our own direct to consumer website. In North America, our customers include Amazon, Costco, Sam’s Club, Target and Wal-Mart. Our largest international territories are the U.K. and Australia, where we sell through international distributors. We also sell to select international retail customers in geographic locations where we do not have a direct sales presence.

Suppliers and Manufacturing

We source our products from a variety of contract manufacturers in southern China. We are not dependent on any one supplier as we use many manufacturers (currently five) to make our products. We maintain a Hong Kong office that provides us with factory management, sourcing, quality control, engineering, and product development. We buy finished goods from our suppliers and generally do not source raw materials for manufacturing, however in limited circumstances where we develop proprietary hardware and software, we will secure the proprietary circuits and provide them to our contract manufacturers for assembly into the final product. While we are not responsible for sourcing raw materials, we rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for assembly into our final products.

Our goods are produced by our contract manufacturers and are either shipped via ocean vessels to our distribution center in Ontario, California or we utilize a direct import program where our retail customers coordinate to pick up the goods FOB China. The direct import program allows our customers to take advantage of better ocean container rates through bigger volume and allows us to bypass our California warehouse. We maintain a third-party logistics warehouse in Canada where we sell directly to retail customers and independent channels in Canada. Historically, most of our customers pick up goods from our warehouse (freight collect). On August 31, 2023, the lease at our Ontario, California warehouse facility will terminate. We do not intend to renew the lease agreement and have signed a service agreement with a third-party logistics company to provide domestic and Canadian warehousing services, effective September 1, 2023.

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

Competition

The youth electronics, toy, and music industries have many participants, none of which have a dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, and Ion® Audio.

The primary methods of competition in the industry consist of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products and features, speed to market, our relationships with major retailers, and the quality and pricing of our products.

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

Customers

Sales to our top five customers together comprised approximately 89% and 90% of our net sales for fiscal years ended March 31, 2023 and 2022, respectively. In our fiscal year ended March 31, 2023, revenues from two of these customers represented greater than 10% of net sales, at 48% and 21% of total net sales. In our fiscal year ended March 31, 2022, revenues from three of these customers represented greater than 10% of net sales, at 37%, 18%, and 17% of total net sales.

We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers’ willingness to purchase and provide floor or shelf space for our products.

Seasonality

We do experience heightened seasonal demand for our products in our second and third quarters of our fiscal year. In our fiscal years ended March 31, 2023 and 2022, approximately 62% and 81%, respectively, of our net sales shipped in our second and third quarters. However, we continually look for products and new categories to reduce our exposure to seasonality variances.

Regulatory Matters

Each of our products is designed to comply with all applicable mandatory and voluntary safety standards. In the United States, these safety standards are promulgated by federal, state and independent agencies such as the US Consumer Product Safety Commission, ASTM International, the Federal Communications Commission, and various states Attorney Generals and state regulatory agencies. All of our products are independently tested by third party laboratories accepted by the Consumer Product Safety Commission to verify compliance to applicable safety standards. A similar approach is used to design and test products sold internationally.

Insurance

We carry product liability insurance that provides us with $10,000,000 coverage with a minimal deductible. We consult with our insurers to ascertain appropriate liability coverage for our product mix. We believe our current coverage is adequate for our existing business and will continue to evaluate our coverage in the future in line with our expanding sales and product breadth.

Human Capital Resources

We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include industriousness, intellectual curiosity, growth mindset and deeply caring about the quality of work. The human capital measures and objectives that we focus on in managing our business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

Employee Profile

As of March 31, 2023, we had 37 employees, with 18 located at our corporate office, 12 at our logistics center in Ontario, California and 7 in our office in Hong Kong. Of our employees, 1 was engaged in engineering and product development, 7 in sales and marketing, 20 in customer support or general operations and 9 in general administration and finance. All of these employees are employed on a full-time basis. As of March 31, 2023, approximately 51.4% of our current workforce is female, 48.6% male, and our average tenure is 5.48 years. None of our employees is represented by a collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relationship with our employees is good.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure of 5.48 years as of the end of the fiscal year 2023 reflects the engagement of our employees in this core talent system tenet.

We believes that we materially comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Engagement and Development

Our employee engagement efforts include our frequent and transparent “all-hands” meetings and executive communications, through which we aim to keep our employees well-informed and to increase transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees’ needs. We plan to conduct annual confidential employee surveys as we believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Our employees will participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.

Pay Equity

Our employee compensation strategy supports three primary objectives: attract and retain the best team members; reflect and reinforce our most important values; and align team member interests with stockholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, 12 paid company holidays a year, healthcare and insurance benefits, including 100% paid health benefits for the employee, generous paid time off and family leave, family care resources and flexible work hours to work-from-home. We also have a company matched 401(k) plan, where we make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay. To support the advancement of our employees, we offer training and development programs encouraging advancement from within.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having a significant portion of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Available Information

We are a Delaware corporation that was formed in 1994. Our common stock is traded on the NASDAQ Capital Market under the symbol “MICS”. Our principal executive offices are located at 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL, and our telephone number is (954) 596-1000. We maintain our corporate website at www.singingmachine.com. Our website also includes corporate governance information, including our Code of Ethics and our Board committee charters. The information contained on our website does not constitute a part of this Annual Report.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

RISKS RELATED TO OUR COMPANY AND FINANCIAL CONDITION

WE MAY ENCOUNTER DIFFICULTIES ACCESSING CAPITAL

We currently have a three-year Credit with Fifth Third Bank for a $15.0 million facility (decreasing to $7.5 million in off-peak season) on eligible accounts receivable that matures on October 14, 2025. The Credit Facility is subject to a termination fee an amount equal to (i) 2.00% of the facility amount if such prepayment occurs two years or more prior to the maturity date or (ii) 0.50% of the facility amount if such prepayment occurs less than two years, prior to the maturity date.

As of March 31, 2023, we were in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023, we executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new covenants that are required. We must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between September and June. We must also maintain pre-defined minimum operating cash flows between February and August 2023, until we achieve a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 throughout the remaining term of the Credit Agreement.

As of the date of filing of this Annual Report, we are in compliance with the covenants specified in the Waiver and First Amendment agreement. There can be no assurances that we will remain in compliance with the new covenants or have the ability to obtain any new financing or that we will be able to successfully enter into any arrangements upon terms that are acceptable to us in the future. Should there be a disruption in the current levels of these markets or a deterioration of our business, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS IN FURTHERANCE OF OUR BUSINESS PLAN.

We incurred a net loss of approximately $4.6 million during the year ended March 31, 2023. If we are unable to achieve profitable operations, we may need to raise additional capital in order to fund our operations in furtherance of our business plan. Any proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

WE ARE HEAVILY DEPENDENT ON OUR SENIOR MANAGEMENT, AND A LOSS OF A MEMBER OF OUR SENIOR MANAGEMENT TEAM COULD CAUSE OUR STOCK PRICE TO SUFFER.

If we lose the services of Gary Atkinson, our Chief Executive Officer or Bernardo Melo, our Chief Revenue Officer, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Messrs. Atkinson and Melo have worked at our company for 15 and 20 years, respectively, and are primarily responsible for all of our day-to-day operations. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals. Although we have entered into employment agreements with Messrs. Atkinson and Melo, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO THE DEVELOPMENT, MANUFACTURE AND SHIPPING OF OUR PRODUCTS

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

We currently use five factories in China to manufacture all of our karaoke products. Our arrangements with these factories are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our margins. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

OUR SUPPLY CHAIN MAY BE MATERIALLY ADVERSELY IMPACTED BY THE WORLDWIDE FINANCIAL MARKETS AND GLOBAL EVENTS

We rely upon the facilities of our third-party manufacturers in China to manufacture our products and export our products throughout the world. The COVID-19 pandemic resulted in significant governmental measures being implemented to control the spread of COVID-19, including, among others, restrictions on manufacturing and the movement of employees in many regions of China during our fiscal year ended March 31, 2021 most of which were gradually repealed during the fiscal year ended March 31, 2023. In late calendar 2021, the increased demand for consumer electronics products and current economic recovery continued to increase worldwide demand for products using semiconductor “chip” components in the production of most consumer electronics which has resulted in an international shortage of chips available to fulfill demand. As a result, we have experienced longer delivery lead times and some unavailability of these components which delayed delivery of some of our products. While we have seen the easing of COVID-19 restrictions and the impact on our business, we cannot predict the impact of the resurgence of variants of COVID-19 and other factors affecting local and global economies, specifically China.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

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

We rely on a few large customers to provide a substantial portion of our revenues. Sales to our top five customers together comprised approximately 89% and 90% of our net sales for our fiscal years ended March 31, 2023 and 2022, respectively. In our fiscal year ended March 31, 2023, revenues from two of these customers represented greater than 10% of net sales, at 48% and 21% of total net sales. In our fiscal year ended March 31, 2022, revenues from three of these customers represented greater than 10% of net sales, at 37%, 18%, and 17% of total net sales. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

WE ARE SUBJECT TO THE RISK THAT SOME OF OUR LARGE CUSTOMERS MAY RETURN KARAOKE PRODUCTS THAT THEY HAVE PURCHASED FROM US AND IF THIS HAPPENS, IT WOULD REDUCE OUR REVENUES AND PROFITABILITY.

In our fiscal years ended March 31, 2023 and 2022, a number of our customers and distributors returned karaoke products that they had purchased from us. Our customers returned goods valued at approximately $5.0 million or 12.7% of our net sales in our fiscal year ended March 31, 2023 and approximately $3.6 million or 7.5% of our net sales in our fiscal year ended March 31, 2022. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyer’s remorse. The primary reason for the 5.2% increase in returns was due to an increase in overstock returns from one major customer. Our factories charge customary repair and freight costs, which increase our expenses and reduce profitability. If any of our customers were to increase the volume of their returned karaoke products to us, it would reduce our revenues and profitability.

WE ARE SUBJECT TO PRESSURE FROM OUR CUSTOMERS RELATING TO PRICE REDUCTION AND FINANCIAL INCENTIVES AND IF WE ARE PRESSURED TO MAKE THESE CONCESSIONS TO OUR CUSTOMERS, IT WILL REDUCE OUR REVENUES AND PROFITABILITY.

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices and threatened to buy our competitor’s products. If we do not meet our customers’ demands to lower our regular prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large cooperative (“co-op”) promotion incentives, which effectively reduce our net sales and profit. We gave co-op promotion incentives of approximately $2.3 million during our fiscal year ended March 31, 2023 and $1.7 million during our fiscal year ended March 31, 2022. We have historically offered co-op promotion incentives to our customers because it is standard practice in the retail industry.

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

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of March 31, 2023, we had approximately $9.6 million in inventory as compared to $14.2 million in inventory as of March 31, 2022. The primary reason for the decrease in inventory was due to the sale of prior fiscal year excess inventory from late delivery of key products for the prior year’s holiday season due to global logistics issues that resulted in lost sales and an increase in inventory as of March 31, 2022 of approximately $5.5 million. If we are unable to sell excess inventory in the future at historical or greater margins, our cash flow for operations will be negatively impacted.

WE ARE SUBJECT TO INSURANCE RISK OF LOSS FOR GOODS DAMAGED WHILE IN TRANSIT FROM THE MANUFACTURER TO THE CUSTOMER AND OUR WAREHOUSE.

All of our goods are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. As such, we are subject to damages that may occur to these goods when they are in transit to customers or our warehouse. Should substantial damage incur while goods are in transit, we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods, which could cause a significant loss from operations and reduction in cash flow. While we have taken significant measures to prevent damage incidents there can be no guarantee of damage incidents occurring in the future. We have obtained insurance coverage for goods that are shipped direct import to our customers whose shipping terms are FOB shipping point and for goods in transit to our California warehouse however, certain exclusions have been added that may prevent insurance coverage of certain damaged incidents in the future.

OUR BUSINESS IS SEASONAL AND THEREFORE OUR ANNUAL OPERATING RESULTS WILL DEPEND, IN LARGE PART, ON OUR SALES DURING THE RELATIVELY BRIEF HOLIDAY SEASON.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during our second fiscal quarter ending September 30 and our third fiscal quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 62% and 81% of net sales in our fiscal years ended March 31, 2023 and, 2022, respectively.

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

OUR PRODUCTION COSTS MAY INCREASE IF WE ARE REQUIRED TO MAKE PURCHASES USING THE CHINESE YUAN INSTEAD OF THE U.S. DOLLAR.

The majority of our products are currently manufactured in China. During the fiscal year ended March 31, 2023, the Chinese local currency had no material effect on us as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend to a large extent on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations. We sell our product to Canadian customers some of whom require us to invoice them in Canadian Dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar. However, the exchange rate has been stable during our fiscal year ended March 31, 2023 and the associated exchange rates did not have a material impact on our financial results. Should the exchange rate between the Canadian and US Dollar become more volatile and sales to Canadian customers increase, there could be a material adverse effect on our business.

OUR PROFIT MARGIN MAY BE DECREASED DUE TO INCREASED PRICES OF RAW MATERIALS, SHIPPING COSTS AND COSTS ASSOCIATED WITH PRODUCTION.

Fluctuation in the price of oil, electronic chip components and shipping costs have and will continue to affect us in connection with the sourcing and delivery of raw materials and services. We do not expect to see significant increased cost in our finished goods during fiscal year 2024 as increases in the price of oil, inflation, costs of trans-oceanic shipping, drayage costs, electronic component costs and increases in the cost of labor begin to stabilize. These issues are common to all companies in the same type of business and if we are not able to negotiate lower costs, reduce other expenses, or pass on some or all of these price increases to our customers, our profit margin may be decreased.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

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

WE MAY BE FORCED TO LITIGATE TO ENFORCE OR DEFEND OUR INTELLECTUAL PROPERTY RIGHTS, OR THE INTELLECTUAL PROPERTY RIGHTS OF OUR LICENSORS.

We may be forced to litigate to enforce or defend our intellectual property rights against infringement and unauthorized use by competitors. In so doing, we may place our intellectual property at risk of being invalidated, held unenforceable, or narrowed in scope. Further, an adverse result in any litigation or defense proceedings may place pending applications at risk of non-issuance. In addition, if any licensor fails to enforce or defend its intellectual property rights, this may adversely affect our ability to develop and commercialize our products that including licensing deals, as well as our ability to prevent competitors from making, using, and selling competing products. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence or outcome of any such litigation could harm our business, results of operations and financial condition.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS THROUGHOUT THE WORLD.

Filing, prosecuting and defending intellectual property rights on our products throughout the world is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and, further, may export otherwise infringing products to territories where we have intellectual property rights, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

IF WE DO NOT CONTINUE TO SATISFY THE NASDAQ CAPITAL MARKET CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ CAPITAL MARKET.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. While we are currently in compliance with Nasdaq listing requirements, if we were to fail to meet a Nasdaq Capital Market listing requirement, we may be subject to delisting by the Nasdaq Capital Market. In the event our common stock is no longer listed for trading on the Nasdaq Capital Market, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq Capital Market could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

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

As of the date of this Annual Report, Ault Alliance, Ault Lending and Milton C. Ault, III may be deemed to beneficially own an aggregate of 1,808,000 shares of our common stock or approximately 42.8% of our outstanding shares. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION ALLOW CONCENTRATION OF VOTING POWER, WHICH MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

Provisions of our certificate of incorporation may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving our company that is not approved by our Board of Directors, even if those events may be perceived to be in the best interests of our stockholders. Further, we may designate and issue separate classes of preferred stock that may entitle their holder(s) to exercise significant control over us. Consequently, anyone to whom or which these shares are or were issued could have sufficient voting power to significantly influence if not control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our Board, and mergers and other business combinations involving us. In addition, through any such person’s control of our Board and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional debt or equity securities), and the acquisition or disposition of assets by us. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our company, even if the change in control could benefit our stockholders and may adversely affect the future market price of our common stock should a trading market therefor develop.

CERTAIN PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND MAKE A TAKEOVER MORE DIFFICULT TO COMPLETE, EVEN IF SUCH A TRANSACTION WERE IN THE STOCKHOLDERS’ INTEREST.

Our certificate of incorporation, bylaws and certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even when these attempts may be in the best interests of our stockholders. For example, we are governed by Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales or other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation’s outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control of our company.

OUR COMMON STOCK PRICE IS VOLATILE.

Our common stock is listed on the Nasdaq Capital Market. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through June 30, 2023), our stock closed at prices between $9.37 per share and $1.05 per share, as reported on Nasdaq.com. On July 11, 2023, the price of our common stock closed at $1.79 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

●	the status of our growth strategy including the development of new products;
●	announcements of technological or competitive developments;
●	announcements or expectations of additional financing efforts;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	regulatory developments affecting us, our customers or our competitors;
●	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the US or internationally;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;
●	changes in the economic performance or market valuations of our competitors;
●	additions or departures of our executive officers;
●	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of ongoing COVID-19 pandemic.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could have a depressing effect on the market price of our common stock.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

A POSSIBLE “SHORT SQUEEZE” DUE TO A SUDDEN INCREASE IN DEMAND OF OUR COMMON STOCK THAT LARGELY EXCEEDS SUPPLY MAY LEAD TO PRICE VOLATILITY IN OUR COMMON STOCK.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

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

GENERAL RISK FACTORS

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

While we have not experienced any direct impact from the conflict in the Ukraine, the extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial and could adversely affect our operating results as they impact the global economy in the future.

IF WE ARE UNABLE TO COMPETE IN THE KARAOKE PRODUCTS CATEGORY, OUR REVENUES AND NET PROFITABILITY WILL BE REDUCED.

Our major competitors for karaoke machines and related products are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, Ion® Audio, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during our fiscal year ended March 31, 2023, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in our fiscal year ending March 31, 2024. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

HIGH INFLATION AND UNFAVORABLE ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT OUR OPERATIONS AND RESULTS.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. For example, in 2022 and continuing into 2023, the United States has experienced a rapid increase in inflation levels of approximately 6.5% year-over year in 2022 and approximately 4.0% year-over-year in 2023. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs.

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

WE MAY HAVE TROUBLE HIRING ADDITIONAL QUALIFIED PERSONNEL.

As we expand our product development and marketing activities, we will need to hire additional personnel and could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel could be intense due to the limited number of individuals who possess the skills and experience required by such industry. We may not be able to attract and retain quality personnel on favorable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their product or service ideas. Any of these difficulties could have a material adverse effect on our business, results of operations and financial condition.

FAILURE OF OUR INFORMATION TECHNOLOGY SYSTEMS COULD SIGNIFICANTLY DISRUPT THE OPERATION OF OUR BUSINESS.

Like any other business, we rely on e-mail and other digital communications methods as part of our normal operations. As such, our internal computer systems and servers could fail or suffer security breaches, possibly resulting in a material disruption to our operations. The secure operation of our IT networks and systems as well as the secure processing and maintenance of information is critical to our operations and business strategy. Our ability to execute our business plan and to comply with regulatory requirements with respect to data control and data integrity depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, there are no assurances that electronic break-ins, computer viruses and similar disruptive problems, and/or sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data will not occur. The occurrence of any of the foregoing with respect to our IT systems could have a material adverse effect on our business, results of operations or financial condition.

WE ARE SUBJECT TO VARIOUS CLAIMS AND LEGAL ACTIONS ARISING IN THE ORDINARY COURSE OF OUR BUSINESS.

We are subject to various claims and legal actions arising in the ordinary course of our business. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence of any such litigation could harm our business, results of operations and financial condition. Results of actual and potential litigation are inherently uncertain. An unfavorable result in a legal proceeding could adversely affect our reputation, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our anticipated operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption laws that apply in countries where we do business. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential FCPA violations and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered in the U.S. and in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations (collectively, “Trade Control Laws”).

There can be no assurance that we are completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA or other legal requirements, such as Trade Control Laws. Any investigation of potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the United States, the European Union or other authorities could have an adverse impact on our reputation, our business, results of operations and financial condition. Furthermore, should we be found not to be in compliance with the FCPA, other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, as well as the accompanying legal expenses, any of which could have a material adverse effect on our reputation and liquidity, as well as on our business, results of operations and financial condition.

IF SECURITIES ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS ABOUT OUR BUSINESS OR IF THEY PUBLISH NEGATIVE EVALUATIONS OF OUR STOCK, THE PRICE OF OUR COMMON STOCK COULD DECLINE.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our common stock could decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our common stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

OUR CHARTER PROVIDES FOR LIMITATIONS OF DIRECTOR LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS AND EMPLOYEES.

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;
●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify our directors, officers and employees to the fullest extent permitted by law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

IF OUR ACCOUNTING CONTROLS AND PROCEDURES ARE CIRCUMVENTED OR OTHERWISE FAIL TO ACHIEVE THEIR INTENDED PURPOSES, OUR BUSINESS COULD BE SERIOUSLY HARMED.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and annually review and evaluate our internal control over financial reporting in order to comply with the Commission’s rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO.

Our products compete and will compete with similar if not identical products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than we do. Using said resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors. They can introduce new products to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

IF WE SHIP PRODUCTS THAT CONTAIN DEFECTS, THE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR REPUTATION WILL BE HARMED AND OUR CUSTOMERS COULD SEEK TO RECOVER THEIR DAMAGES FROM US.

Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for us and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES, DIVERT MANAGEMENT’S ATTENTION AND AFFECT OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED BOARD MEMBERS.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We entered into an operating lease agreement, effective October 1, 2017, for our corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $9,950 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. On June 15, 2020, we executed a three-year lease extension which will expire on August 31, 2023. We do not intend to renew the lease agreement and have signed a service agreement with a third-party logistics company to provide domestic and Canadian warehousing services, effective September 1, 2023. The base rent payment is approximately $69,300 for the remaining term of the lease.

We entered into an operating lease agreement, effective October 15, 2022, for our administrative office located in Hong Kong where we lease approximately 1,890 square feet of office space. The lease expires on October 14, 2025. The base rent payment is approximately $4,900 per month for the entire term of the lease.

We believe that our facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, and our property is not the subject of, any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Markets under the symbol “MICS.” Prior to May 23, 2022, our common stock traded on the OTC Markets, Inc.’s OTCQX under the symbol “SMDM.”

Record Holders

As of July 12, 2023, based upon information received from our transfer agent, there were approximately 194 record holders of our outstanding common stock. This number does not include:

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis of Financial Condition and Results of Operation is to allow investors to view our company from management’s perspective, considering items that would have a material impact on future operations.

The following discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended March 31, 2023 and 2022 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also the section captioned “Disclosure on Forward-Looking Statements” in this report.

Overview

We are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. We believe we are a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products are among the most widely available karaoke products in the world. Our mission is to “create joy through music.” In order to deliver on this mission, we are focused on the following multi-prong approach:

●	In the short-term, improve profitability by optimizing operations and continue to expand gross margins; and
●	In the mid-to-long-term, continue to grow our global distribution and expand into new product categories that take advantage of our vast distribution relationships and sourcing abilities.

Results of Operations for the Fiscal Year Ended March 31, 2023 Compared With Fiscal Year Ended March 31, 2022

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our total revenues:

	For the Fiscal Years Ended
	March 31, 2023	March 31, 2022

Net Sales	100.0%	100.0%
Cost of Sales	76.6%	77.2%
Operating Expenses	32.8%	22.7%
Operating (Loss) Income	-9.4%	0.1%
Other Income, Net	0.2%	0.4%
(Loss) Income Before Income Tax Provision	-9.2%	0.5%
Income Tax Provision	-2.6%	-0.1%
Net (Loss) Income	-11.8%	0.4%

Net Sales

Net sales for the year ended March 31, 2023 (“Fiscal 2023”) were approximately $39.3 million. This represents a decrease of approximately $8.2 million from the approximately $47.5 million in the fiscal year ended March 31, 2022 (“Fiscal 2022”). We experienced a decrease in net sales to four of our five major customers in Fiscal 2023 compared to Fiscal 2022. The decrease in net sales was largely due to two main factors: (1) our major customers began the holiday season with excess inventory that was held over from the previous year due to late delivery of shipments caused by significant supply chain issues experienced globally during the calendar year 2022; and (2) the news of economic recession, inflation, and interest rate hikes dampened customers’ expectations for the holiday season, which resulted in our customers taking a very risk-adverse approach to buying and carrying inventory for the 2022 holiday season. Most of our major customers either did not take some of the inventory they had committed to earlier in the year or required significant co-op promotion incentives on goods sold to assist in holiday inventory sell-through. Co-op promotion incentives for the fiscal year ended March 31, 2023 increased to approximately $2.3 million, or 6.0% of net sales, as compared to approximately $1.7 million, or 3.6% of net sales, for the fiscal year ended March 31, 2022.

Gross Profit

Gross profit for Fiscal 2023 was approximately $9.2 million, or 23.4% of total revenues, compared to approximately $10.8 million, or 22.8% of sales for Fiscal 2022, a decrease of approximately $1.6 million. The decrease in net sales accounted for approximately $1.9 million of the decrease, offset by an increase in gross profit margin of approximately $0.3 million.

Gross profit margin for Fiscal 2023 was 23.4%, compared to 22.8% for Fiscal 2022, an increase of 0.6%. There were increases in gross margin of approximately $1.7 million, or 5.1%, primarily due to increased pricing and lower landed product costs from significantly decreased costs of shipping containers compared to the previous year. These increases in gross profit margin were offset by co-op promotion incentives that accounted for approximately $0.6 million, or 2.3%, of the gross margin decrease and an increase in inventory reserves contributing to approximately $0.8 million, or 2.2% of the gross margin decrease.

Operating Expenses

During the fiscal year ended March 31, 2023, total operating expenses increased to approximately $12.9 million compared to approximately $10.7 million during the fiscal year ended March 31, 2022. This represents an increase in total operating expenses of approximately $2.2 million. There was a decrease in selling expenses of approximately $0.1 million primarily due to the decrease in sales, offset by an increase of approximately $2.3 million in general and administrative expenses.

General and administrative expenses increased to approximately $9.2 million during the fiscal year ended March 31, 2023, compared to approximately $6.9 million during the fiscal year ended March 31, 2022, an increase of approximately $2.3 million. There was an increase in legal, professional, investor relations and stock transfer costs of approximately $0.9 million primarily related to the Nasdaq up-listing, change in control issues, regulatory filings, Delaware franchise fees and arbitration settlement. in the amount of $30,000. There was an increase in compensation of approximately $0.5 million, primarily due to compensation for new members of the board of directors, and officers’ and employees’ incentive compensation, new hires as well as merit increases. There was compensation expense of $0.4 million related to a change of control and employment continuation agreement with the Chief Financial Officer. There was an increase in travel expenses of approximately $0.3 million, which includes participation in trade shows which we had not attended since the beginning of COVID-19. There were inflationary expenses increases of approximately $0.1 million in our California warehouse operations with the remaining increase due to other expenses that have increased due to inflation.

Other Income (Expenses)

Other income, net decreased by approximately $0.1 million, to approximately $0.1 million for the fiscal year ended March 31, 2023, compared to approximately $0.2 million for the fiscal year ended March 31, 2022. During the fiscal year ended March 31, 2023, there was a refund of approximately $0.7 million, net of expenses, from the Employee Retention Credit Program. This increase in other income was offset by fees of approximately $0.2 million for exiting the intercreditor revolving credit facility with Crestmark Bank (“Crestmark”) and Iron Horse Credit (“IHC”) (See Note 6 – Financing) that was recorded as a loss from extinguishment of debt and interest expense of approximately $0.4 million. During the fiscal year ended March 31, 2022, there was a one-time gain from the forgiveness of the Payroll Protection Plan loan of approximately $0.4 million and a gain from the settlement of accounts payable with one of our factories of $0.3 million for a previous year’s damaged goods incident. These increases in other income were offset by interest expense of approximately $0.5 million during the fiscal year ended March 31, 2022.

(Loss) Income Before Income Tax (Provision)

We had a net loss before income tax provision of approximately $3.6 million in Fiscal 2023, compared to income before income tax provision of approximately $0.3 million in Fiscal 2022. The increase was primarily due to the increase in operating expenses of approximately $2.2 million and a decrease in gross profit of approximately $1.6 million, as discussed above.

Income Tax Provision

Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and valuation allowances that are against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. As of March 31, 2023, management determined that a full valuation allowance was required. On March 31, 2023 and 2022, we had net deferred tax assets of approximately $0.0 million and $0.9 million, respectively. The deferred tax assets on March 31, 2023 and 2022 were net of a valuation allowance of approximately $2.0 million and approximately $0.1 million, respectively.

In Fiscal 2023, we recognized an income tax provision of approximately $1.0 million, compared to an income tax provision of approximately $0.1 million in Fiscal 2022. Our effective tax rate for the fiscal year ended March 31, 2023 was approximately 28.6% as compared to 19.9% for Fiscal 2022.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Net (Loss) Income

As a result of the foregoing, we had a net loss of approximately $4.6 million and net income of approximately $0.2 million for Fiscal 2023 and Fiscal 2022, respectively.

Liquidity And Capital Resources

On March 31, 2023, we had cash on hand of approximately $2.9 million as compared to cash on hand of approximately $2.3 million on March 31, 2022. The increase of cash on hand of approximately $0.6 million was primarily due to approximately $1.2 million provided by financing activities and offset by approximately $0.6 million in net cash used in operating and investing activities. As of March 31, 2023, our working capital was approximately $9.1 million.

During the next twelve-month period, we plan on financing our working capital needs primarily from:

1) Vendor financing – All our key vendors in China have agreed to manufacture on our behalf without advanced payments and have extended payment terms to us. The terms with the factories are sufficient to cover the factory direct import sales which are expected to account for approximately 50% of the total revenues in the fiscal year ending March 31, 2024; and

2) Credit Facility - We currently have a three-year revolving Credit Facility with Fifth Third Bank for a $15.0 million facility (decreasing to $7.5 million in off-peak season) on eligible accounts receivable and inventory which terminates on October 14, 2025. As of the date of the filing of this Annual Report, there was approximately $1.8 million available to borrow on the revolving Credit Facility.

As of March 31, 2023, we were in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023, we executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new covenants that are required. We must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between September and June. We must also maintain pre-defined minimum operating cash flows between February and August 2023, until we achieve a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the Credit Agreement. As of the date of filing this Annual Report, we are in compliance with the amended covenants and there is no outstanding balance on the Credit Facility.

We believe that our cash on hand (including proceeds from the ATM Offering), working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our Credit Facility, will be adequate to meet our liquidity requirements for at least twelve months from the filing of this Annual Report. While the Company is optimistic that it will be successful in these efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, the Company has a continued support letter from its parent company, Ault Alliance, through July 14, 2024.

Cash used in operating activities in Fiscal 2023 was approximately $0.3 million. There was a decrease in inventory of approximately $4.0 million, of which approximately $3.3 million was due to the sale of new products purchased for one major customer that were in-transit at the end of last fiscal year. This was offset by a decrease in accounts payable of approximately $3.5 million due to a decrease in product purchases as we were able to sell prior year excess inventory from later than usual shipments due to global logistics issues.

Cash used in operating activities in Fiscal 2022 was approximately $2.0 million. There was an increase in inventory of approximately $8.4 million, of which approximately $3.7 million was additional inventory due to products that were delivered too late for seasonal shipments as a result of global logistics difficulties, approximately $3.3 million was new products purchased for one major customer that were in-transit with the remaining increase primarily due to CPK inventory to be re-launched during the upcoming fiscal year. There was an increase in accounts receivable of approximately $0.6 million due to later than usual shipments due to global logistics issues. These decreases in cash used in operations were offset by an increase in amounts due from banks of approximately $4.5 million due to cash required to pay vendors for the additional inventory and an increase in accounts payable of approximately $3.2 million primarily due to new seasonal goods in-transit.

Cash used in investing activities for Fiscal 2023 and Fiscal 2022 was approximately $0.2 million and $0.1 million, respectively, primarily for the purchase of molds and tooling for new karaoke models.

Net cash provided by financing activities for Fiscal 2023 was approximately $1.2 million, compared to cash provided by financing activities of approximately $4.0 million for Fiscal 2022. In May 2022, we received net proceeds of approximately $3.4 million from the public offering we executed in conjunction with our up-listing to Nasdaq. In addition, during Fiscal 2023, we received proceeds of approximately $1.2 million from the exercise of pre-funded and common stock warrants. All proceeds were used for working capital. In October 2022, we exited our financing facility with Crestmark and IHC and entered into a new financing arrangement with Fifth Third Bank. We incurred an exit fee of approximately $0.2 million for early termination of the financing facility with Crestmark and IHC. We used net proceeds of approximately $3.1 million from the new financing agreement to pay the subordinated debt to a former related party of approximately $0.3 million, closing costs of approximately $0.3 million, with the remaining $2.5 million used to settle amounts due on the prior financing with IHC.

Net cash provided by financing activities for Fiscal 2022 was approximately $4.0 million. We received loan proceeds from our inventory line of credit of approximately $2.4 million. In August 2021, we received net proceeds of approximately $1.8 million from the execution of the securities purchase agreement and Redemption Agreement as discussed below. These financing activities were offset by a payment of approximately $0.2 million on the subordinated related party debt, with the remaining offset primarily due to payments made on scheduled installments on installment notes and finance leases.

In August 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) with large institutional investors and a strategic investor for private placement of (i) 550,000 shares of our common stock together with common warrants to purchase up to 550,000 shares of common stock for an exercise price of $10.50 per share, and (ii) 561,111 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock at an exercise price of $0.01 per share, together with Common Warrants to purchase up to 561,111 shares of common stock at an exercise price of $10.50 per share (the “Private Placement”). At the closing of the Private Placement, we received approximately $9.8 million, of which approximately $7.2 million was used to repurchase shares of our common stock pursuant to that certain Redemption Agreement discussed below. We received an increase in working capital of approximately $1.8 million after settlement of expenses associated with closing of these transactions.

In August 2021, we entered into the Redemption Agreement with koncepts and Treasure Green, pursuant to which we acquired the 654,105 Redeemed Shares. The closing of the transactions set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to us in consideration of a payment of approximately $7.2 million to koncepts and Treasure Green. The Redeemed Shares were retired and returned as unissued authorized capital.

For the fiscal year ended March 31, 2022, we secured additional vendor invoice credits of approximately $0.2 million from vendors relating to the same damaged goods incident.

Exchange Rates

We sell most of our products in U.S. dollars with some sales to certain Canadian customers in Canadian Dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar, however, even though the exchange rate has fluctuated between $1.29 to $1.35 CAD to the U.S. Dollar during peak selling and collection season in Fiscal 2023 sales volume sold in Canadian dollars was not significant and the associated exchange rates did not have a material impact on our financial results. Operating expenses of the Macau office are paid in either Hong Kong dollars or Macau Pataca (MOP). The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.75 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. The exchange rate of the MOP to the U.S. dollar is approximately MOP $8.00 to U.S. $1.00. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Macau, Hong Kong and Canadian currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for equipment and music merchandise during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 62% and 81% of net sales in Fiscal 2023 and Fiscal 2022, respectively.

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

During 2022 and continuing into 2023, the United States has experienced a rapid increase in inflation levels of approximately 6.5% year-over year in 2022 and approximately 4.0% year-over-year in 2023. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs and could significantly affect results of operations on a quarter-to-quarter basis.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results included accounts receivable allowance for doubtful accounts, reserves on inventory, revenue recognition and reserve for sales returns and allowances and income taxes.

Accounts Receivable and Collectibility

Our accounts receivable consist of amounts due from customers in the ordinary course of business. Accounts receivable are carried at cost, net of allowances for uncollectible amounts. Provisions for losses are charged to operations in amounts sufficient to maintain an allowance for losses at a level considered adequate to cover probable losses inherent in our accounts receivable. Our allowance for doubtful accounts is based on management’s estimates of the creditworthiness of our customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience and future expectations. Should business conditions deteriorate or any major customer default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact on operations. We are subject to chargebacks from customers for co-op promotion incentives, defective returns, return freight and handling charges that are deducted from open invoices, charged against revenue, and reduce collectability of open invoices.

Reserves On Inventories

We establish a reserve on inventory based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews our investment in inventories for such declines in value due to excess supply on-hand, slow-moving product and end-of-life product. On March 31, 2023 and 2022, we had inventory reserves of approximately $0.9 million and $0.4 million, respectively.

Revenue Recognition And Reserve For Sales Returns and Allowances

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, “Revenue from Contracts with Customers”. All revenue is generated from contracts with customers. We recognize revenue when control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which we are expected to be entitled in exchange for those goods. We determine revenue recognition utilizing the following five steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract (promised goods or services that are distinct); (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue when, or as, we transfer control of the product or service for each performance obligation.

Our contracts with customers consist of one performance obligation (the sale of our products). Our contracts have no financing elements, payment terms are less than 120 days and have no further contract asset or liability obligations once control of goods is transferred to the customer. Revenue is recorded in the amount of consideration we expect to receive for the sale of these goods.

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

We selectively participate in a retailer’s co-op promotion incentives to maximize sales of our products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion incentives are not a distinct good or service and we cannot reasonably estimate the fair value of the benefit we receive from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the fiscal years ended March 31, 2023 and 2022, co-op promotion incentives were approximately $2.3 million and $1.7 million, respectively.

We disaggregate revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and we have no other material business segments (See NOTE 14 – SEGMENT INFORMATION).

While we generally do not contractually provide for overstock returns, we do provide for variable consideration contingent upon the occurrence of uncertain future events. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We estimate variable consideration under our return allowance programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates.

For the fiscal years ended March 31, 2023 and 2022, we received sales returns of approximately $5.0 million and $3.6 million, respectively. The return of products is due to a variety of reasons including defective units, customers’ overstock and buyers’ remorse. The primary reason for the increase of approximately $1.4 million in returns was an increase in overstock returns from one major customer.

Our reserves for sales returns were approximately $0.9 million and $1.0 million as of March 31, 2023 and 2022, respectively (See NOTE 18 – RESERVE FOR SALES RETURNS).

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 are effective for our fiscal year beginning April 1, 2023 including interim periods within that fiscal year. We adopted ASU 2016-03 on April 1, 2023, and the adoption did not have any material effect on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this Item 8 are included in this Annual Report, following Item 16 hereof, commencing on page F-1 and are incorporated herein by reference. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of our fiscal year covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

(c) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of the date of this filing.

Milton C. Ault, III	53	Executive Chairman
Gary Atkinson	41	Chief Executive Officer, Director
Bernardo Melo	46	Chief Revenue Officer, Director
Lionel Marquis	70	Chief Financial Officer
James M.Turner	47	General Counsel, Director
Henry C.W. Nisser	54	Director
Kenneth S. Cragun	61	Director
Harvey Judkowitz	78	Director
Joseph Kling	93	Director
Mathieu Peloquin	52	Director
Jay B. Foreman	61	Director

The following information sets forth the backgrounds and business experience of our directors and executive officers:

Milton C. Ault, III, was appointed to the Board of Directors as Executive Chairman in April 2023. Mr. Ault has served as Executive Chairman of the Board of Directors of Ault Alliance since January 2021. Mr. Ault previously served as Chief Executive Officer of Ault Alliance from December 2017 to January 2021 and as Executive Chairman from March to December 2017. Mr. Ault is a seasoned business professional and entrepreneur who has spent decades identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault has served as the Chairman of the Board of Ault Disruptive Technologies Corporation (“ADTC”), an NYSE listed Special Purpose Acquisition Company, since its incorporation in February 2021. On February 25, 2016, Mr. Ault founded Alzamend Neuro, Inc. (“Alzamend”), a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and served as its Chairman until its initial public offering, when he became Alzamend’s Chairman Emeritus and a consultant. Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company, Inc., a Delaware holding company, since December 2015, and as Chairman of Avalanche International Corp. (“Avalanche”), a publicly traded Nevada company, which as such is not required to file periodic reports, since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Throughout his career, Mr. Ault has consulted for publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

The Board has concluded that Mr. Ault is qualified to serve on the Board and as Executive Chairman because of his significant business background.

Gary Atkinson joined the Company in January 2008 and served as General Counsel and Corporate Secretary. In November 2009, Mr. Atkinson was appointed as Interim Chief Executive Officer and was promoted as the Company’s permanent Chief Executive Officer in May, 2012. Mr. Atkinson was appointed as a Director of the Company on August 11, 2022. Mr. Atkinson is a licensed attorney in Florida and Georgia. He graduated from the University of Rochester with a Bachelor’s Degree in Economics and has been awarded a dual-degree J.D./M.B.A. from Case Western Reserve University School of Law and Weatherhead School of Management.

The Company believes that Mr. Atkinson is qualified to serve on the Board of Directors because of his 15+ years of karaoke industry experience and management experience.

Bernardo Melo has been with the Company since February 2003. Mr. Melo was appointed as Chief Revenue Officer on April 22, 2022 and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. Mr. Melo was appointed as a Director of the Company on July 27, 2022. During his tenure at the Company, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Walmart. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 16 years of sales, marketing and management experience.

The Company believes that Mr. Melo is qualified to serve on the Board of Directors because of his 16+ years in senior positions sales and marketing experience as well as his karaoke industry and management experience.

Lionel Marquis joined the Company in June 2008 as Controller and Principal Accounting Officer and was appointed as the Company’s Chief Financial Officer in May 2012. For the past 27 years Mr. Marquis has served as Controller and or Chief Financial Officer for several manufacturing and distribution companies in the South Florida area. Some of these companies include Computer Products, Inc (Artesyn Technologies Inc), US Plastic Lumber Corp., Casi-Rusco, (division of Interlogix Inc.), DHF Industries, Inc and Ingear Fashions, Inc. Mr. Marquis graduated from Bryant University with a Bachelor’s Degree in Business Administration with a major in accounting. Mr. Marquis is a Certified Public Accountant in the state of Florida.

Henry C.W. Nisser was appointed as director of the Company On April 5, 2023. Mr. Nisser has served as President of Ault Alliance, Inc. (“AAI)” since January 2021, as a member of the Board of Directors of Ault Alliance since September 2020 and as General Counsel of Ault Alliance since May 2019. Mr. Nisser previously served as Executive Vice President of Ault Alliance from May 2019 to January 2021. Mr. Nisser has served as the President, General Counsel and on the Board of Directors of BitNile Metaverse, Inc., a Nasdaq listed company that operates the BitNile.com metaverse platform, since March 2023. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche. Mr. Nisser has served as the President, General Counsel and on the board of directors of ADTC since its incorporation in February 2021. Mr. Nisser has served on the board of directors of Alzamend since September 1, 2020 and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011 through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999.

The Board has concluded that Mr. Nisser is qualified to serve on the board of directors because of his extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies.

Kenneth S. Cragun was appointed as a director of the Company on July 27, 2022. Mr. Cragun has served as the Chief Financial Officer AAI since August 2020, and from October 2018 until August 2020, served as the Chief Accounting Officer of AAI. Since June 2021, Mr. Cragun has served on a part-time basis as the Senior Vice President of Financial of Alzamend, and between December 2018 and June 2021, he served as Chief Financial Officer. He served as a CFO Partner at Hardesty, LLC, a national executive services firm since October 2016. His assignments at Hardesty included serving as CFO of CorVel Corporation, a $1.1 billion market cap publicly traded company (NASDAQ: CRVL) and a nationwide leader in technology driven, healthcare-related, risk management programs and of RISA Tech, Inc. a private structural design and optimization software company. Mr. Cragun was also CFO of two NASDAQ-listed companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun has served on the board of directors and is the chairman of the audit committee of Verb Technology Company, Inc., a Nasdaq listed software-as-a-service applications platform developer, since September 2018. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo. Mr. Cragun’s industry experience is vast, with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans and lines of credit.

The Board has concluded that Mr. Cragun is qualified to serve on the Board of Directors because of his experience with multiple financing transactions including IPO’s, PIPEs, convertible debt and lines of credit.

James M. Turner was appointed as a director of the Company on July 27, 2022 and as General Counsel, on a part-time basis, in April 2023. Mr. Turner has served as the Deputy General Counsel and VP of Legal Affairs at Ault Alliance, Alzamend and Avalanche since April 2021. Prior to joining AAI, Mr. Turner spent approximately 19 years, including the last 10 as a partner, at SRF. Mr. Turner has significant practice involving corporate and securities law, including public and private equity and debt offerings, mergers and acquisitions, corporate governance and securities law compliance. Mr. Turner received B.A. degrees from Elmira College in political science and international relations, and his J.D. degree from American University, Washington College of Law, where he was a member of the American University International Law Review.

The Board has concluded that Mr. Turner is qualified to serve on the board of directors because of his extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies.

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

The Company believes that Mr. Judkowitz is qualified to serve on the Board of Directors because he is a qualified CPA with over 19+ years’ experience on the Board.

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

Mathieu Peloquin was appointed as a Director of the Company on December 1, 2021. Mr. Peloquin was appointed Senior Vice-President, Marketing and Communications at Stingray in 2013 and oversees marketing, communication strategies, content and investor relations. Mr. Peloquin brings more than 20 years of experience as an expert marketer, strategist and inspiring leader. Prior to joining Stingray, Mr. Peloquin was Vice President of Marketing at Transcontinental Media Inc. and Vice President of Transcontinental Media Inc.’s Digital Marketing Solutions Group from 2010 to 2013. He also held several executive positions at Reader’s Digest Magazines Canada Limited and co-founded Equinox Marketing Services. Mr. Peloquin is a CPA, CMA and holds a Bachelor of Commerce from the School of Management of the Université du Québec à Montréal.

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

Our Audit Committee has the responsibility for, among other things, (i) selecting, retaining and overseeing our independent registered public accounting firm, (ii) obtaining and reviewing a report by independent auditors that describe the accounting firm’s internal quality control, and any materials issues or relationships that may impact the auditors, (iii) reviewing and discussing with the independent auditors standards and responsibilities, strategy, scope and timing of audits, any significant risks, and results, (iv) ensuring the integrity of the Company’s financial statements, (v) reviewing and discussing with the Company’s independent auditors any other matters required to be discussed by PCAOB Auditing Standard No. 1301, (vi) reviewing, approving and overseeing any transaction between the Company and any related person and any other potential conflict of interest situations, (vii) overseeing the Company’s internal audit department, (v) reviewing, approving and overseeing related party transactions, and (viii) establishing and overseeing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting or auditing matters. The Audit Committee charter can be found online at https://singingmachine.com/pages/governance.

Compensation Committee

The members of our Compensation Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Kling serving as the Chairperson. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the annual report on Form 10-K and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes. The Compensation Committee charter can be found online at https://singingmachine.com/pages/governance.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Foreman serving as the Chairperson. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director. The Nominating and Corporate Governance Committee charter can be found online at https://singingmachine.com/pages/governance.

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Board Diversity

The Board does not have a formal policy regarding board diversity for our board of directors as a whole nor for each individual member, the nominating and corporate governance committee does consider such factors as gender, race, ethnicity, experience and area of expertise, as well as other individual attributes that contribute to the total diversity of viewpoints and experience represented on the board of directors.

As required by the Nasdaq Rules that were approved by the SEC in August 2021, the Company is providing information about the gender and demographic diversity of its directors in the format required by Nasdaq Rules. The information in the matrix below is based solely on information provided by our directors about their gender and demographic self-identification. Directors who did not answer or indicated that they preferred not to answer a question are shown under “did not disclose demographic background” or “did not disclose gender” below.

Board Diversity Matrix (as of July 6, 2023)

Total Number of Directors	10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors		10
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx		1
Native Hawaiian or Pacific Islander
White		8
Two or More Races or Ethnicities		1
LGBTQ+
Did Not Disclose Demographic Background

Involvement in Certain Legal Proceedings

Except as set forth below, our directors and executive officers have not been involved in any of the following events during the past ten years:

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

On June 23, 2015, Local Corporation, a Delaware corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, a Director of the Company, was chief financial officer of Local Corporation at the time of filing.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics is available on our website at https://singingmachine.com/pages/governance.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of the outstanding shares of our common stock, to file reports of ownership and changes in ownership concerning their shares of our common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended March 31, 2023 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms except for as set forth in the Delinquent Section 16(a) section below.

Delinquent Section 16(a) Reports

●	Mr. Gary Atkinson filed a late Form 4 on June 23, 2022 with respect to one transaction;
●	Mr. Bernardo Melo filed a late Form 4 on June 23, 2022 with respect to one transaction;
●	Mr. Lionel Marquis filed a late Form 4 on June 23, 2022 with respect to one transaction; and
●	Mr. Jay B. Foreman filed a late Form 4 on June 30, 2022 with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the years ended March 31, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Non-Qualified Deferred Compensation Earnings	Other Comp	TOTAL COMP
Gary Atkinson	2023	$212,673	$30,000	$15,620	$42,966	$-	$-	$6,192	$307,451
Chief Executive Officer	2022	$156,075	$-	$-	$-	$-	$-	$5,339	$161,414

Lionel Marquis	2023	$181,694	$240,000	$8,096	$30,323	$-	$-	$8,111	$468,224
Chief Financial Officer	2022	$154,154	$-	$-	$-	$-	$-	$6,484	$160,638

Bernardo Melo	2023	$213,019	$98,166	$8,096	$30,323	$-	$-	$12,447	$362,051
Chief Revenue Officer	2022	$163,004	$146,725	$-	$9,114	$-	$-	$12,389	$331,232

(1)	Mr. Atkinson earned an annual salary of $215,000 for the fiscal year ended 2023 and $156,075 for the fiscal year ended March 31, 2022.

(2)	Mr. Marquis earned an annual salary of $210,000 for the fiscal year ended 2023 and $154,514 for the fiscal year ended March 31, 2022.

(3)	Mr. Melo earned an annual salary of $215,000 for the fiscal year ended 2023 and $163,004 for the fiscal year ended March 31, 2022.

(4)	Other compensation consisted of our 401(k) match benefit.

Outstanding Option and Stock Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under stock option awards issued with Board of Directors approval to the named executive officers as of the fiscal year ended March 31, 2023:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Other stock option awards	5,000	-	N/A	6.30	07/01/2023	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	7.20	03/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	3,333	-	N/A	14.10	05/03/2027	N/A	N/A	N/A	N/A
- Other stock option awards	13,334	-	N/A	4.00	05/24/2032	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	8.65	08/16/2032	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Other stock option awards	3,333	-	N/A	6.30	07/01/2023	N/A	N/A	N/A	N/A
- Other stock option awards	500	-	N/A	7.20	03/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	14.10	05/03/2027	N/A	N/A	N/A	N/A
- Other stock option awards	10,000	-	N/A	4.00	05/24/2032	N/A	N/A	N/A	N/A
- Other stock option awards	1,000	-	N/A	8.65	08/16/2032	N/A	N/A	N/A	N/A

Bernardo Melo, VP Sales - Other stock option awards	8,333	-	N/A	6.30	07/01/2023	N/A	N/A	N/A	N/A
- Other stock option awards	833	-	N/A	5.10	06/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	3,333	-	N/A	9.60	08/10/2026	N/A	N/A	N/A	N/A
- Other stock option awards	6,667	-	N/A	14.10	05/03/2027	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	6.60	12/25/2031	N/A	N/A	N/A	N/A
- Other stock option awards	10,000	-	N/A	4.00	05/24/2032	N/A	N/A	N/A	N/A
- Other stock option awards	1,000	-	N/A	8.65	08/16/2032	N/A	N/A	N/A	N/A

Employment Agreements

Effective April 22, 2022, we entered into employment agreements with each of our Chief Executive Officer and Chief Revenue Officer (the “Employment Agreements”). Effective December 28, 2022 we entered into an employment agreement with our Chief Financial Officer.

The employment agreements for Messrs. Atkinson and Melo are for a term of three years with automatic renewals for successive one-year terms, unless either party provides notice of its intention not to extend. Mr. Marquis’s employment agreement terminates on the close of business on December 31, 2023.

Pursuant to the Employment Agreements, as compensation for their service as executives of the Company, the executives will receive: (1) a base salary per annum (the “Base Salary”), set forth below and commensurate benefits, as described in the Employment Agreement; (2) eligibility, subject to their continued employment with the Company, to earn an annual bonus (the “Annual Bonus”); (3) eligibility, also subject to their continued employment with the Company, to participate in the Company’s 2023 Equity Incentive Plan, or any successor plan, subject to the terms of such plan; and (4) entitlement, also subject to the executives’ continued employment with the Company, to reimbursement for all reasonable and necessary out-of-pocket business, entertainment, and travel expenses incurred by them in connection with the performance of their duties for the Company and the Company’s expense reimbursement policies and procedures.

The executives’ base salaries are as follows:

●	Gary Atkinson: $215,000, with an automatic increase to $225,000 on the first anniversary of the Employment Agreement; provided the Company remains profitable.

●	Lionel Marquis: $210,000, terminating on December 31, 2023.

●	Bernardo Melo: $215,000 with an automatic increase to $225,000 on the first anniversary of the Employment Agreement; provided the Company remains profitable.

In addition to the payment of accrued amounts due to the executives, the Employment Agreements for Messrs. Atkinson and Melo each provide for the payment of severance to the Executives in a lump sum payment equal to two times the sum of the executive’s base salary and annual bonus for the year in which the termination occurs, in the event of the termination of the Agreement by the Company without Cause (as defined in the Employment Agreement), or upon the Company’s election not to renew the Employment Agreement or by the executive for Good Reason (as defined in the Employment Agreement). The Employment Agreements provide for payments to the executive of certain amounts in the event of the executive’s death or disability (as defined in the Employment Agreement).

In the event Messrs. Atkinson’s or Melo’s employment is terminated by the executive for Good Reason (as defined in the Employment Agreement) on account of its failure to renew the Employment Agreement or without Cause (as defined in the Employment Agreement”) within twelve months of a Change in Control (as defined in the Employment Agreement), the executive shall be entitled to receive a lump sum payment equal to two times the base salary and annual bonus for the year in which the termination takes place.

Payment of severance under the Employment Agreement is conditioned upon Messrs. Atkinson’s and Melo’s execution of a release in favor of the Company.

The Employment Agreements superseded the change of control agreements previously entered into by the Company in January 2014 with each of its three executive officers.

Pursuant to the change of control agreement (“CIC Agreement”) entered into by the Company in January 2014 and subsequent to the change in control of the Company that occurred in August 2022, Mr. Marquis’ employment agreement included acknowledgement by the Company that he was entitled to receive bonus cash compensation of $400,000. This bonus is to be paid in accordance with the section in his Employment Agreement pertaining to the Change in Control Compensation even if terminated by the Company for any reason. Payments are to be made as follows:

(a) $200,000 on December 31, 2022;

(b) $100,000 on April 30, 2023; and

(c) $100,000 on December 31, 2023.

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

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the year ended March 31, 2023.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Comepnsation Earnings	All Other Compensation	Total

Harvey Judkowitz	$18,500	$5,000	$7,129	$-	$-	$-	$30,629

Joseph Kling	$19,000	$5,000	$7,129	$-	$-	$-	$31,129

Jay Foreman	$18,000	$5,000	$8,698	$-	$-	$-	$31,698

Mathieu Peloquin	$12,500	$5,000	$7,129	$-	$-	$-	$24,629

James Turner	$1,000	$-	$4,340	$-	$-	$-	$5,340

Kenneth Cragun	$1,500	$-	$4,340	$-	$-	$-	$5,840

Refer to Note 1 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2023 the aggregate number of stock awards held by Messrs. Judkowitz, Kling and Foreman is 12,295 and 1,140, respectively. The aggregate stock awards held by both Messrs. Foreman and Peloquin is 617.

(2) As of March 31, 2023 the aggregate number of Company stock options held by Messrs. Judkowitz, Kling and Foreman is 5,669, 4,335, and 1,667, respectively and Messrs. Peloquin, Turner and Cragun is 1,667, 667 and 667, respectively.

During our fiscal year ended March 31, 2023, our compensation package for our non-employee directors consisted of grants of stock options, cash payments, stock issuances and reimbursement of costs and expenses associated with attending our board meetings.

We compensate our directors as follows:

●	An initial grant of 667 stock options with an exercise price determined as the closing price on the day of joining the board. The options vest in one year and expire in ten years while they are board members or the lesser of five years or remaining life of the stock option once they are no longer board members.

●	An annual cash payment of $7,500 for each completed full year of service or prorated for a partial year.

●	An annual stock grant of stock equivalent in value to $5,000 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the annual stockholder meeting.

●	An annual grant of 667 stock options with an exercise price determined as the closing price on the day of the annual stockholder meeting. If the annual meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

●	A $500 fee for each board meeting and annual meeting attended. Committee meetings and telephone board meetings will be compensated with a $250 fee.

●	All expenses are reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

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

The maximum number of shares of common stock initially available for issuance under the 2022 Plan was 233,334 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 33,334 shares, and (iii) a lesser amount as determined by the Board of Directors. Effective April 1, 2023, there were 33,334 additional shares that were allotted to the 2022 Plan based on the annual plan increase. As of the date of filing of this Annual Report, the total shares available for issuance under the 2022 Plan are 158,915.

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

The Board of Directors may amend, suspend or terminate the 2022 Plan or a portion of it at any time; however, to the extent required by applicable law, regulation or stock exchange rule, stockholder approval shall be required for any amendment to the 2022 Plan. The 2022 Plan is scheduled to terminate automatically in ten (10) years following the earlier of (a) the date the Board of Directors adopted the 2022 Plan and (b) the date the stockholders approved the 2022 Plan.

401(k) Plan

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2023 and 2022 totaled approximately $74,000 and $70,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July12, 2023, unless otherwise noted below, for the following:

●	Each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

●	Each of the named executive officers:

●	Each director; and

●	All current directors and executive officers as a group.

Security ownership is based on 4,220,259 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of July 12, 2023 are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Common Stock Benefically Owned	Percentage of Common Stock
Directors and Officers:
Gary Atkinson (1)	31,985	*
Lionel Marquis (1)	21,334	*
Bernardo Melo (1)	43,609	1.0%
Harvey Judkowitz (1)	20,548	*
Joseph Kling (1)	6,052	*
Mathieu Peloquin (1)	2,284	*
Jay Foreman (1)	33,534	*
Kenneth Cragun (1)	667	*
James Turner (1)	667	*
Milton C. Ault III (2)	1,808,000	42.8%
Henry C. Nisser	-

All Executive Officers and Directors as a Group (11 persons)	1,968,680	46.6%

Beneficial owners of more than 5%:
Ault Alliance, Inc. (3)	1,808,000	42.8%
Stingray Group Inc. (4)	544,446	12.9%

* Represents less than 1%

(1)	Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2022 Plan and other stock option awards, which will be vested and exercisable within 60 days of the record date: 25,001 options held by Gary Atkinson, 31,833 options held by Bernardo Melo, 16,500 options held by Lionel Marquis, 5,669 options held by Harvey Judkowitz, 4,335 options held by Joseph Kling, 1,667 options held by both Mathieu Peloquin and Jay Foreman, and 667 options held by both Kenneth Cragun and James Turner.

(2)	Represents shares of common stock owned by Ault Lending. Ault Lending is a wholly-owned subsidiary of Ault Alliance. Mr. Ault, the Executive Chairman of Ault Alliance, is deemed to have voting and investment power with respect to the securities held of record by Ault Lending.

(3)	Based upon the Form 4 filed with the Securities and Exchange Commission on May 25, 2023 by Mr. Ault, which reflects that the shares are owned by Ault Lending, which is a wholly owned subsidiary of Ault Alliance. Mr. Ault, the Executive Chairman of Ault Alliance, is deemed to have voting and dispositive power with respect to the securities held by Ault Lending. The address of Ault Alliance is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141.

(4)	As of March 31, 2023, Eric Boyko indirectly controlled approximately 57.5% of the combined voting power of Stingray’s outstanding shares. As a result, Eric Boyko may be deemed to share beneficial ownership of the shares of common stock and the Stingray Warrants held by Stingray. The address of Stingray Group Inc. is 730 Wellington Street, Montréal, Québec H3C 1T4. The security holder may not exercise the warrants to the extent such exercise would cause the security holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of such securities which have not been so exercised.

Securities Authorized For Issuance Under Equity Compensation Plans

On April 12, 2022, our Board of Directors approved the 2022 Plan. The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 233,333 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 333,334 shares, and (iii) a lesser amount as determined by the Board of Directors. The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled or are forfeited, shall again become available for issuance under the 2022 Plan. Effective April 1, 2023, there were 33,334 additional shares that were allotted to the 2022 Plan based on the annual plan increase. As of the date of filing of this Annual Report, the total shares available for issuance under the 2022 Plan are 158,915.

The following table summarizes our equity compensation plan information as of March 31, 2023:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans
Equity compensation plans approved by security holders	107,752	$6.81	125,581
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	107,752	$6.81	125,581

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A transaction may be a related person transaction if any of our directors, executive officers, owners of more than 5% of our common stock, or their immediate family were involved in a transaction in which the Company was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at yearend for the last two completed fiscal years. The Company engaged in the following related persons transactions since the beginning of the Company’s last fiscal year or any currently proposed transaction:

Due To/From Related Parties

During our fiscal year ended March 31, 2023, the Company did business with Stingray who is part of a group of investors who participated in the Private Placement and have acquired a minority interest in the Company (see Note 10 – August 2021 Private Placement). On March 31, 2023, the Company had approximately $0.2 million due from Stingray for music subscription reimbursement.

Subordinated Debt and Note Payable

In conjunction with the Crestmark Facility and IHC Facility, the parties entered into a subordination agreement on debt due to Starlight Marketing Development, Ltd. (a former related party) of approximately $803,000. On June 1, 2020 the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bore interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During fiscal 2023, interest expense was approximately $17,000 on the subordinated note payable.

As part of the new Credit Agreement with Fifth Third that the Company entered into on October 14, 2022, the subordinated note in the amount of $352,659, was paid in full on October 26, 2022.

Trade

The Company has a music subscription sharing agreement with Stingray. For the fiscal year ended March 31, 2023, the Company received music subscription revenue of approximately $0.7 million. This amount was included as a component of net sales in the accompanying consolidated statements of operations.

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

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault, III	No
Gary Atkinson	No
Bernardo Melo	No
James M. Turner	No
Henry C.W. Nisser	Yes
Kenneth S. Cragun	Yes
Harvey Judkowitz	Yes	C	X	X
Joseph Kling	Yes	X	X	C
Mathieu Peloquin	Yes
Jay B. Foreman	Yes	X	C	X

C – Chairman of committee

X – Member of committee

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

EisnerAmper LLP served as our independent registered public accounting firm for the years ended March 31, 2023 and 2022. EisnerAmper LLP’s PCAOB firm ID is 274.

Fees and Services

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firm for professional services rendered for Fiscal 2023 and Fiscal 2022:

Fee Category	Fiscal 2023	Fiscal 2022

Audit Fees	$291,900	$188,835
All Other Fees	99,750	1,040

Total Fees	$391,650	$189,875

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, reviews of registration statements, and services that were provided by EisnerAmper, LLP, respectively.

All Other Fees - Consists of fees for products and services other than the services reported above including component auditor services provided in connection with the audit of Ault Alliance, our parent company.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— March 31, 2023 and 2022.

Consolidated Statements of Operations —Years ended March 31, 2023 and 2022.

Consolidated Statements of Cash Flows—Years ended March 31, 2023 and 2022.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2023 and 2022.

Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 23, 2022, by and between the Singing Machine and Aegis Capital Corp. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 27, 2022)

1.2	At-The-Market Issuance Sales Agreement, dated February 15, 2023, by and between Singing Machine and Aegis Capital Corp. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 17, 2023).

3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 27, 2001 (incorporated by reference to Exhibit 3.13 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 4, 2001 (incorporated by referenced to Exhibit 3.12 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.5	Certificate of Correction to Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 20, 2001 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

3.6	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on January 27, 2006 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

3.7	Certificate for Renewal and Revival of Charter filed with Delaware Secretary of State on September 25, 2012 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

3.8	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2022 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.9	Amended By-Laws of the Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1	Description of Registrant’s Securities (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

10.1	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between The Singing Machine Company, Inc. and Lakeside IV, LLC (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 29, 2011).

10.2	Lease for Ontario, CA warehouse dated January 31, 2013 by and between The Singing Machine Company, Inc. and Majestic-CCCIV Partners (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 28, 2013).

10.3+	Executive Change of Control Agreement dated January 3, 2014 by and between The Singing Machine Company, Inc. and Gary Atkinson, Bernardo Melo, and Lionel Marquis ((incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on June 30, 2014).

10.4	First Amendment to Standard Industrial Lease dated June 15, 2020 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on August 13, 2020).

10.5	Stock Redemption Agreement, dated as of August 5, 2021, by and among The Singing Machine Company, Inc., Koncepts International, Ltd. and Treasure Green Holdings, Ltd. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.6	Form of Securities Purchase Agreement (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.7	Form of Common Stock Purchase Warrant (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.8	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.9+	The Singing Machine 2022 Equity Incentive Plan (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 18, 2022)

10.10+	Employment Agreement by and between The Singing Machine Company, Inc. and Gary Atkinson (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.11+	Employment Agreement by and between The Singing Machine Company, Inc. and Lionel Marquis (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.12+	Employment Agreement by and between The Singing Machine Company, Inc. and Bernardo Melo (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.13	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.14	Credit and Security Agreement by and among The Singing Machine Company, Inc., SMC Logistics, Inc. and Fifth Third Bank, dated October 14, 2022 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on October 20, 2022).

10.15+	Employment Agreement by and between The Singing Machine Company, Inc. and Lionel Marquis (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.16	Waiver and First Amendment to Credit and Security Agreement by and among The Singing Machine Company, Inc., SMC Logistics, Inc. and Fifth Third Bank, dated May 19, 2023 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

21	List of subsidiaries of The Singing Machine Company Inc. (incorporated by reference to The Singing Machine’s Registration Statement on Form S-1 filed with the SEC on April 13, 2022)

23.1*	Consent of EisnerAmper LLP

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: July 14, 2023	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2023	By:	/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ MILTON C. AULT III	Executive Board Chairman	July 14, 2023
MILTON C. AULT III

/s/ GARY ATKINSON	Chief Executive Officer and Director	July 14, 2023
Gary Atkinson	(Principal Executive Officer)

/s/ LIONEL MARQUIS	Chief Financial Officer	July 14, 2023
Lionel Marquis	(Principal Financial Officer)

/s/ BERNARDO MELO	Chief Revenue Officer and Director	July 14, 2023
Bernardo Melo	(Principal Revenue Officer)

/s/ Mathieu Peloquin	Director	July 14, 2023

/s/ HARVEY JUDKOWITZ	Director	July 14, 2023
Harvey Judkowitz

/s/ Joseph KLING	Director	July 14, 2023
Joseph Kling

/s/ Jay FOREMAN	Director	July 14, 2023
Jay Foreman

/s/ KENNETH CRAGUN	Director	July 14, 2023
Kenneth Cragun

/s/ JAMES TURNER	Director	July 14, 2023
James Turner

/s/ HENRY C. NISSER	Director	July 14, 2023
Henry C. Nisser

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Variable Consideration

As described in Note 3 to the consolidated financial statements, the Company provides for variable consideration estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Variable consideration primarily includes reserves for sales returns and accruals for promotional incentives. The Company estimates variable consideration under its return programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company selectively participates in retailer’s promotional incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing allowances to their customers. The Company’s reserve for sales returns were approximately $0.9 million as of March 31, 2023. The Company’s accrual for promotional incentives was approximately $1.1 million as of March 31, 2023.

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

Inventory Valuation

As described in Note 3 to the consolidated financial statements, the Company’s inventories are stated at the lower of cost or net realizable value. The Company maintains its inventory at the lower of cost or net realizable value based primarily on the age of the inventory, estimated required sell-through time and whether items are selling below cost. In determining appropriate inventory reserve percentages, the Company evaluates a number of factors including its historical write off experience, the specific products affected, its historic recovery percentages on various methods of liquidations, as well as forecasts of future sales. Inventories, net, and the inventory reserve at March 31, 2023, totaled $9.6 million and $0.9 million, respectively.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

We have served as the Company’s auditor since 2016.

Iselin, New Jersey
July 14, 2023

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022

Assets
Current Assets
Cash	$2,894,574	$2,290,483
Accounts receivable, net of allowances of $165,986 and $122,550, respectively	2,075,086	2,785,038
Due from Crestmark Bank	-	100,822
Accounts receivable related party - Stingray Group, Inc.	218,328	152,212
Accounts receivable related party - Ault Alliance, Inc.	20,750	-
Inventories, net	9,639,992	14,161,636
Prepaid expenses and other current assets	266,068	344,409
Deferred financing costs	84,667	7,813
Total Current Assets	15,199,465	19,842,413

Property and equipment, net	633,207	565,094
Deferred financing costs, net of current portion	130,528	-
Deferred tax assets	-	892,559
Operating Leases - right of use assets	561,185	1,279,347
Other non-current assets	124,212	86,441
Total Assets	$16,648,597	$22,665,854

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,769,348	$5,328,215
Accrued expenses	2,265,424	1,732,355
Due to related party - Starlight Consumer Electronics Co., Ltd.	-	14,400
Due to related party - Starlight R&D, Ltd.	-	48,650
Revolving lines of credit	-	2,500,000
Refunds due to customers	583,323	97,968
Reserve for sales returns	900,000	990,000
Current portion of finance leases	18,162	7,605
Current portion of installment notes	80,795	74,300
Current portion of operating lease liabilities	508,515	876,259
Subordinated note payable - Starlight Marketing Development, Ltd.	-	352,659
Total Current Liabilities	6,125,567	12,022,411

Finance leases, net of current portion	46,142	10,620
Installment notes, net of current portion	57,855	138,649
Operating lease liabilities, net of current portion	87,988	457,750
Total Liabilities	6,317,552	12,629,430

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 3,184,439 shares issued, 3,167,489 shares outstanding and 1,221,209 shares issued and outstanding, respectively	31,675	12,212
Additional paid-in capital	29,822,205	24,902,694
Subscriptions receivable	(5,891)	-
Accumulated deficit	(19,516,944)	(14,878,482)
Total Shareholders’ Equity	10,331,045	10,036,424
Total Liabilities and Shareholders’ Equity	$16,648,597	$22,665,854

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	March 31, 2023	March 31, 2022

Net Sales	$39,299,280	$47,512,161

Cost of Goods Sold	30,090,686	36,697,383

Gross Profit	9,208,594	10,814,778

Operating Expenses
Selling expenses	3,441,975	3,588,276
General and administrative expenses	9,236,899	6,911,377
Depreciation	228,004	245,890
Total Operating Expenses	12,906,878	10,745,543

(Loss) Income from Operations	(3,698,284)	69,235

Other Income (Expense), net
Gain from Paycheck Protection Plan loan forgiveness	-	448,242
Gain - related party	-	11,236
Gain from Employee Retension Credit Program refund	704,297	-
Gain from settlement of accounts payable	48,650	339,311
Loss from extinguishment of debt	(183,333)	-
Interest expense	(432,700)	(535,202)
Finance costs	(46,618)	(45,047)
Total Other Income (Expense), net	90,296	218,540

(Loss) Income Before Income Tax (Provision)	(3,607,988)	287,775

Income Tax (Provision)	(1,030,474)	(57,304)

Net (Loss) Income	$(4,638,462)	$230,471

Net (Loss) Income per Common Share
Basic	$(1.65)	$0.14
Diluted	$(1.65)	$0.14

Weighted Average Common and Common Equivalent Shares:
Basic	2,811,872	1,614,506
Diluted	2,811,872	1,623,397

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities
Net (Loss) Income	$(4,638,462)	$230,471
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	228,004	245,890
Amortization of deferred financing costs	46,618	45,047
Change in inventory reserve	535,553	(271,892)
Change in allowance for bad debts	43,436	(16,030)
Loss from disposal of property and equipment	2,565	4,394
Stock based compensation	381,826	44,287
Change in net deferred tax assets	892,559	(5,395)
Loss on debt extinguishment	183,333	-
Paycheck Protection Plan loan forgiveness	-	(448,242)
Gain - related party	-	(11,236)
Gain from extinguishment of accounts payable	(48,650)	(339,311)
Changes in operating assets and liabilities:
Accounts receivable	666,516	(558,127)
Due from banks	100,822	4,456,298
Accounts receivable - related parties	(86,866)	(64,171)
Inventories	3,986,091	(8,399,489)
Prepaid expenses and other current assets	78,341	(123,338)
Other non-current assets	(37,771)	60,732
Accounts payable	(3,510,217)	3,217,659
Accrued expenses	533,069	77,198
Due to related parties	(63,050)	-
Customer deposits	-	(139,064)
Refunds due to customers	485,355	(47,440)
Reserve for sales returns	(90,000)	30,000
Operating lease liabilities, net of operating leases - right of use assets	(19,344)	(171)
Net cash used in operating activities	(330,272)	(2,011,930)
Cash flows from investing activities
Purchase of property and equipment	(243,729)	(117,573)
Net cash used in investing activities	(243,729)	(117,573)
Cash flows from financing activities
Proceeds from Issuance of stock - net of transaction expenses	3,362,750	9,000,579
Proceeds from Issuance of stock - at the market offering	30,522	-
Payment of redemption and retirement of treasury stock	-	(7,162,451)
Net (payment) proceeds from revolving lines of credit	(2,500,000)	2,435,085
Payment of deferred financing charges	(254,000)	(37,501)
Payment of early termination fees on revolving lines of credit	(183,333)	-
Payments on installment notes	(74,299)	(68,332)
Proceeds from exercise of stock options	-	14,000
Proceeds from exercise of pre-funded warrants	168,334	-
Proceeds from exercise of common warrants	989,651	-
Payment on subordinated note payable	(352,659)	(150,000)
Payments on finance leases	(8,874)	(7,973)
Net cash provided by financing activities	1,178,092	4,023,407
Net change in cash	604,091	1,893,904

Cash at beginning of year	2,290,483	396,579
Cash at end of period	$2,894,574	$2,290,483

Supplemental disclosures of cash flow information:
Cash paid for interest	$481,425	$546,545
Cash paid for income taxes - SMC (Comercial Offshore de Macau) Limitada	$34,390	$-
Equipment purchased under capital lease	$54,953	$23,651
Issuance of common stock and warrants for stock issuance expenses	$243,901	$547,838
Operating leases - right of use assets and lease liabilities at inception of lease	$191,951	$16,364

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the twelve months ended March 31, 2023 and 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2021	1,301,358	$13,014	$20,150,715	$-	$(12,254,191)	$7,909,538

Net Income	-	-	-	-	230,471	230,471
Issuance of stock	550,000	5,500	4,944,500	-	-	4,950,000
Issuance of pre-funded warrants	-	-	4,881,667	-	-	4,881,667
Payment of stock issuance expenses	-	-	(831,088)	-	-	(831,088)
Issuance of stock for stock issuance expenses	19,047	190	(190)	-		-
Redemption and retirement of treasury shares	(654,105)	(6,542)	(4,301,147)	-	(2,854,762)	(7,162,451)
Issuance of common stock - directors	575	6	4,994	-	-	5,000
Issuance of common stock - non-employee	1,667	17	16,983	-	-	17,000
Employee compensation-stock option	-	-	22,287	-	-	22,287
Exercise of stock options	2,667	27	13,973	-	-	14,000

Balance at March 31, 2022	1,221,209	12,212	24,902,694	-	(14,878,482)	10,036,424

Net Loss	-	-	-	-	(4,638,462)	(4,638,462)
Issuance of common stock	1,000,000	10,000	3,990,000	-	-	4,000,000
Payment of stock issuance expenses	-	-	(637,250)	-	-	(637,250)
Issuance of common stock - at the market offering	14,230	143	36,270	(5,891)	-	30,522
Exercise of pre-funded warrants	561,113	5,611	162,723	-	-	168,334
Exercise of common stock warrants	353,445	3,534	986,117	-	-	989,651
Issuance of common stock - directors	2,468	25	19,991	-	-	20,016
Issuance of common stock - officers	3,335	33	31,216	-	-	31,249
Issuance of common stock - non-employee	10,000	100	93,600	-	-	93,700
Employee compensation-stock option	-	-	236,861	-	-	236,861
Rounding of common stock issued due to reverse split	1,688	17	(17)	-	-	-

Balance at March 31, 2023	3,167,488	$31,675	$29,822,205	$(5,891)	$(19,516,944)	$10,331,045

See notes to the consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

RECENT EQUITY EVENTS

On February 15, 2023, The Singing Machine Company, Inc. (the “Company”), entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time, through the Agent (the “Offering”), up to approximately $1.8 million in shares of its common stock. Any shares offered and sold in the Offering were issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-269183) filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2023 (the “Registration Statement”) and declared effective by the SEC on January 20, 2023, and the prospectus supplement relating to the Offering filed with the SEC on February 15, 2023.

Under the terms of the Sales Agreement, the Agent was entitled to a commission at a rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. The Company also reimbursed the Agent for certain expenses incurred in connection with the Sales Agreement and has agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

On February 15, 2023, the Company launched an At-The-Market (“ATM”) offering pursuant to the Sales Agreement. During the fiscal year ended March 31, 2023, the Company received total net proceeds from the ATM of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. Subsequent to March 31, 2023, the Company received total net proceeds from the ATM of approximately $1.7 million on sales of 1,052,770 shares of common stock at an average price of $1.64 per share. The offering closed on May 12, 2023.

NOTE 2 – LIQUIDITY

The Company reported a net loss of approximately $4.6 million and used cash in operating activities of approximately $0.3 million for the fiscal year ended March 31, 2023. On October 14, 2022 the Company entered into the Credit Facility with Fifth Third Bank, as Lender replacing the existing credit facilities with Crestmark Bank (“Crestmark”) and Iron Horse Credit (“IHC”) that were terminated by the Company on October 13, 2022. The Credit Facility provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Facility matures on October 14, 2025.

As of March 31, 2023 the Company was in default under the Credit Facility due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023 the Company executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new covenants that are required. The Company must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between September and June. The Company must also maintain pre-defined minimum operating cash flows between February and August, 2023 until the Company achieves a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the agreement. As of this filing, the Company is in compliance with the amended covenants.

On February 15, 2023 the Company launched an At-The-Market (“ATM”) offering pursuant to the Sales Agreement with Aegis Captial Corp. During the fiscal year ended March 31, 2023, the Company received total net proceeds from the ATM of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. After March 31, 2023, the Company received total net proceeds from the ATM of approximately $1.7 million on sales of 1,052,770 shares of common stock at an average price of $1.64 per share. The offering closed on May 12, 2023.

The Company believes that our cash on hand, proceeds received from the ATM subsequent to March 31, 2023, working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 6 – BANK FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this report. As of the date of this filing, the Company has cash on hand of $1.6 million and availability under the Credit Facility of approximately $1.8 million. While the Company is optimistic that it will be successful in these efforts to achieve our plan, there can be no assurances that we will be successful in doing so. As such, the Company has a continued support letter from its parent company, Ault Alliance, through July 14, 2024.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its Macau and Hong Kong subsidiaries, SMCL, and SMCM. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

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

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are in excess of the Federal Deposit Insurance Corporation insured amounts. The Company maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions at March 31, 2023 and 2022 were approximately $0.2 million and $0.1 million, respectively. The Company regularly monitors the financial stability of this financial institution and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of both March 31, 2023 and 2022 the estimated amounts for these future inventory returns were approximately $0.6 million. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of March 31, 2023 and 2022 the Company had inventory reserves of approximately and $0.9 million and $0.4 million, respectively for estimated excess and obsolete inventory.

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

March 31, 2023 and 2022

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. Co-op promotion incentives were approximately $2.3 million during fiscal 2023 and $2.0 million during fiscal 2022.

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

The Company’s reserve for sales returns were approximately $0.9 million and $1.0 million as of March 31, 2023 and 2022, respectively.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 14 – SEGMENT INFORMATION).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

During fiscal 2023 and 2022 revenue was derived from five different major product lines. Disaggregated approximate revenue from these product lines consisted of the following:

Revenue by Product Line
	Fiscal Years Ended
Product Line	March 31, 2023	March 31, 2022

Karaoke Machines	$28,800,000	$38,900,000
Microphones and Accessories	7,800,000	4,200,000
SMC Kids Toys	1,900,000	2,300,000
Licensed Products	100,000	1,600,000
Music Subscriptions	700,000	500,000

Total Net Sales	$39,300,000	$47,500,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For Fiscal 2023 and 2022 shipping and handling expenses were approximately $0.5 million and $0.9 million, respectively. These expenses are classified as a component of selling expenses in the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company follows the provisions of FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all share-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense in fiscal years ended March 31, 2023 and 2022 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the fiscal years ended March 31, 2023 and 2022, the stock option expense was approximately $237,000 and $22,000, respectively.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2023: expected dividend yield of 0%, risk-free interest rate between 2.63% and 3.21%, respectively, with volatility between 166.1% and 196.3%, respectively with an expected term of three years.

●	For the year ended March 31, 2022: expected dividend yield of 0%, risk-free interest rate between 0.43% and 0.96%, respectively, with volatility between 149.5% and 157.0%, respectively with an expected term of three years.

The Company’s directors were issued shares of stock as compensation for their service. For the years ended March 31, 2023 and 2022, the stock compensation expense to directors was $20,000 and $5,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the consolidated statements of operations. For both years ended March 31, 2023 and 2022, these amounts totaled approximately $0.1 million.

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

During Fiscal 2023, the Company was eligible to receive payroll tax refunds from the Employee Retention Credit program (“ECR”). The ECR program was established under the Consolidated Appropriations (CARES) Act in 2021 to assist employers who suffered financial losses during the COVID pandemic but kept employees on their payrolls during 2020 and 2021. The Company received approximately $0.7 million in payroll tax refunds (net of approximately $0.1 million in processing fees) from the ECR program in Fiscal 2023 that were recorded as other income in the accompanying consolidated financial statements. As these were considered tax refunds and not credits, the Company recorded an income tax payable of approximately $91,000 due to amendments to the 2020 and 2021 returns to account for refunds of payroll taxes received in Fiscal 2023 from the ERC program for those periods.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

As of March 31, 2023 and 2022 there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

Computation of dilutive shares for fiscal years ended March 31, 2023 and 2022 are as follows:

	Fiscal year ended March 31, 2023	Fiscal year ended March 31, 2022
Basic weighted average common shares outstanding	2,811,872	1,614,506
Effect of dilutive stock options	-	8,891

Diluted weighted average of common shares outstanding	2,811,872	1,623,397

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the fiscal year ended March 31, 2023, options to purchase 53,675 shares of common stock and 902,113 common stock warrants were excluded in the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

For the fiscal year ended March 31, 2022, pre-funded warrants to purchase 561,111 shares of common stock were included in basic weighted average shares outstanding as deemed outstanding. Options to purchase 8,891 shares of common stock were included in the calculation of diluted net income per share. For the fiscal year ended March 31, 2022, options and warrants to purchase approximately 56,000 shares of common stock were excluded in the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 for smaller reporting companies are effective for the Company beginning April 1, 2023, including interim periods within that fiscal year. The Company adopted ASU 2016-13 on April 1, 2023. The adoption of ASU 2016-13 did not result in any material effects to the consolidated financial statements or related disclosures.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

NOTE 4 – INVENTORIES, NET

Inventories are comprised of the following components:

	March 31, 2023	March 31, 2022

Finished Goods	$9,400,000	$10,600,000
Inventory in Transit	600,000	3,300,000
Estimated Amount of Future Returns	500,000	700,000
Subtotal	10,500,000	14,600,000
Less: Inventory Reserve	900,000	400,000

Total Inventories	$9,600,000	$14,200,000

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL LIFE	MARCH 31, 2023	MARCH 31, 2022

Computer and office equipment	5-7 years	$500,000	$400,000
Furniture and fixtures	7 years	100,000	100,000
Warehouse equipment	7 years	200,000	200,000
Molds and tooling	3-5 years	2,200,000	2,000,000
		3,000,000	2,700,000
Less: Accumulated depreciation		2,400,000	2,100,000
		$600,000	$600,000

Depreciation expense for both fiscal years ended 2023 and 2022 was approximately $0.2 million.

NOTE 6 – FINANCING

Credit and Security Agreement with Fifth Third Bank, National Association:

On October 14, 2022 the Company entered into the Credit Agreement with Fifth Third, as Lender replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025. Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and are being amortized over a three-year period. During the fiscal years ended March 31, 2023 and 2022, the Company incurred amortization expense of approximately $39,000 and $0, respectively associated with the amortization of deferred financing costs from the Credit Agreement.

The revolving credit facility bears interest of (a) the Prime Rate plus 0.50% or (b) the 30-day Term SOFR rate plus 3.00% (subject in each case to a floor of 0.50%), depending on the type of loan requested by the Company. “Term SOFR” means the forward-looking SOFR rate administered by CME Group, Inc. (or other administrator selected by Fifth Third) and published on the applicable Bloomberg LP screen page (or such other commercially available source providing such quotations as may be selected by Fifth Third), fixed by the administrator thereof two business days prior to the commencement of the applicable Interest Period (provided, however, that if Term SOFR is not published for such Business Day, then Term SOFR shall be determined by reference to the immediately preceding Business Day on which such rate is published), rounded upwards, if necessary, to the next 1/8th of 1% and adjusted for reserves if Fifth Third is required to maintain reserves with respect to the relevant Loans, all as determined by Lender in accordance with the Credit Agreement and Fifth Third’s loan systems and procedures periodically in effect. An Unused Line Fee of 0.35% per annum of the excess of the Revolving Credit Facility over the average monthly balance of outstanding revolving loans, payable monthly. The obligations under the Credit Agreement are secured by all of the assets of the Company and SMC, presently owned or later acquired, and all cash and non-cash proceeds thereof (including, without limitation, insurance proceeds). During the fiscal years ended March 31, 2023 and 2022, the Company incurred interest expense of approximately $33,000 and $0, respectfully.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

As of March 31, 2023, the Company was in default under the Credit Facility due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023 the Company executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new covenants that are required. The Company must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between September and June. The Company must also maintain pre-defined minimum operating cash flows between February and August, 2023 until the Company achieves a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the agreement.

As of this filing the Company was in compliance with the amended covenants and there was approximately $0.7 million borrowed against the Credit Agreement with an additional availability of $1.8 million.

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit:

On June 16, 2020, the Company entered into a two-year Credit and Security Agreement for a $2.5 million financing facility, with IHC on eligible accounts receivable and inventory. Also, on June 16, 2020, the Company entered into a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark on eligible accounts receivable. On October 14, 2022, the Company entered into the Credit Agreement with Fifth Third, as Lender replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022.

For the fiscal years ended March 31, 2023 and 2022 the Company incurred approximately $8,000 and $45,000 respectively in amortization costs for deferred financing charges associated with the closing of the Credit and Security agreements with Crestmark and IHC. The Company also incurred interest expense of approximately $0.4 million and $0.5 million for the fiscal years ended March 31, 2023 and 2022, respectively.

The total cost to exit the Intercreditor Revolving Credit Facility with Crestmark and IHC was approximately $0.2 million and was recorded as a loss from extinguishment of debt as a component of Other (Expenses) Income, net in the accompanying consolidated statements of operations.

Note Payable Payroll Protection Plan

On May 5, 2020, the Company received loan proceeds from Crestmark in the amount of approximately $444,000 under the Paycheck Protection Program (the “PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act, which provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable to the extent the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eligible period. The unforgiven portion of the PPP loan was payable over two years at an interest rate of 1%, with a deferral of payments until a forgiveness application was accepted and reviewed by the Small Business Administration (“SBA”), and the SBA provided Crestmark with the loan forgiveness amount. In June 2021 the Company received notification from the SBA that the loan had been forgiven in its entirety and we were notified by Crestmark that the debt was discharged. For fiscal years ended March 31, 2023 and 2022, a gain of approximately $0 and $448,000 (including principal and interest), respectively from the forgiveness of the loan was included in other income and expenses in the accompanying consolidated statements of operations.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC (“Dimension”) to finance an ERP System project over a term of 60 months at a cost of approximately $365,000. As of March 31, 2023, the Company had executed three installment notes totaling approximately $0.4 million for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. For the fiscal years ended March 31, 2023 and 2022, there was an outstanding balance on the installment notes of approximately $0.1 million and $0.2 million, respectively. For the fiscal years March 31, 2023 and 2022, the Company incurred interest expense of approximately $15,000 and $21,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Subordinated Debt/Note Payable

In conjunction with the Crestmark Facility and IHC Facility, the parties entered into a subordination agreement on related party debt due to Starlight Marketing Development, Ltd. (former related party) of approximately $803,000. On June 1, 2020, the remaining amount due on the subordinated debt of approximately $803,000 was converted to a note payable (“subordinated note payable”) which bears interest at 6%. As part of the agreement to convert the subordinated debt to a note payable it was agreed that interest expense would be accrued at the same 6% interest rate on the unpaid principal retroactively from the date that previously scheduled payments had been missed. During both fiscal years ended March 31, 2023 and 2022, interest expense was approximately $17,000 on the subordinated note payable and the related party subordinated debt.

As of March 31, 2023 and March 31, 2022, the remaining amount due on the note payable was approximately $0 and $353,000, respectively. The remaining amount due on the subordinated note payable was classified as a current liability as of March 31, 2022 on the consolidated balance sheets. As part of the new Credit Agreement with Fifth Third that the Company entered into on October 14, 2022, the subordinated note was subsequently paid in full on October 26, 2022.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

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

We entered into an operating lease agreement, effective October 1, 2017, for our corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expires on March 31, 2024. The base rent payment is approximately $9,950 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013, for 86,000 square feet of warehouse space in Ontario, California for our logistics operations. On June 15, 2020, we executed a three-year lease extension which will expire on August 31, 2023. The Company does not intend to renew the lease agreement and has signed a service agreement with a third-party logistics company to provide domestic and Canadian warehousing services effective September 1, 2023. The base rent payment is approximately $69,300 per month for the remaining term of the lease.

We entered into an operating lease agreement, effective October 15, 2022, for our administrative office located in Hong Kong where we lease approximately 1,890 square feet of office space. The lease expires on October 14, 2025. The base rent payment is approximately $4,900 per month for the entire term of the lease.

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

In February 2023, we entered into a financing leasing arrangement with Wells Fargo Equipment Finance to finance the leasing of two used forklifts in the amount of approximately $55,000. The lease requires monthly payments in the amount of approximately $1,075 per month over a total lease term of 60 months which commenced on February 1, 2023. The agreement has an effective interest rate of 6.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2023 and March 31, 2022, the remaining amounts due on this financing leasing arrangement was approximately $53,000 and $0, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

On July 1, 2021, we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease require monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of March 31, 2023 and March 31, 2022, the remaining amounts due on this capital leasing arrangement was approximately $11,000 and $18,000, respectively.

For the fiscal years ended March 31, 2023 and 2022, the Company incurred interest expense of $2,055 and $1,160, respectively, on these finance leases.

Supplemental balance sheet information related to leases as of March 31, 2023 is as follows:

Assets:
Operating lease - right-of-use assets	$561,185
Finance leases as a component of property and equipment, net of accumulated depreciation of $8,798	75,306
Liabilities
Current
Current portion of operating leases	$508,515
Current portion of finance leases	18,162
Noncurrent
Operating lease liabilities, net of current portion	$87,988
Finance leases, net of current portion	46,142

Supplemental statement of operations information related to leases for the fiscal year ended March 31, 2023 is as follows:

Fiscal Year Ended
March 31, 2023
Operating lease expense as a component of general and administrative expenses	$1,057,798
Finance lease cost
Depreciation of leased assets as a component of depreciation	$8,798
Interest on finance lease liabilities as a component of interest expense	$2,055

Supplemental cash flow information related to leases for the fiscal year ended March 31, 2023 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$959,790
Financing cash flow paid for finance leases	$9,165

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	12.4
Finance leases	31.8
Weighted average discount rate
Operating leases	6.50%
Finance leases	9.86%

Scheduled maturities of operating and finance lease liabilities outstanding as of March 31, 2023 are as follows:

Year	Operating Leases	Finance Leases

2023	$480,709	$16,476
2024	89,268	17,434
2025	48,774	12,902
2026	-	12,902
2027 and beyond	-	13,978
Total Minimum Future Payments	618,751	73,692

Less: Imputed Interest	22,248	9,388

Present Value of Lease Liabilities	$596,503	$64,304

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

NOTE 8 – SHAREHOLDERS’ EQUITY

EQUITY INCENTIVE PLAN

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

The Board of Directors may amend, suspend or terminate the 2022 Plan or a portion of it at any time; however, to the extent required by applicable law, regulation or stock exchange rule, stockholder approval shall be required for any amendment to the 2022 Plan. The 2022 Plan is scheduled to terminate automatically in ten (10) years following the earlier of (a) the date the Board of Directors adopted the 2022 Plan and (b) the date the stockholders approved the 2022 Plan.

COMMON STOCK OPTIONS

During the years ended March 31, 2023 and 2022 the Company issued the following stock options:

Fiscal 2023:

During the fiscal year ended March 31, 2023, the Company issued 667, 4,000 and 1,334 stock options, respectively, under the 2022 Plan at an exercise price of $2.35, $8.11 and $7.40 per share, respectively, to directors as compensation for their service.

During the fiscal year ended March 31, 2023 the Company issued 33,334 and 3,667 stock options, respectively, from the 2022 Plan at an exercise price of $4.00 per share and $8.65 per share to the Company’s officers as incentive compensation for the successful up-listing of the Company’s common stock on the Nasdaq Capital Market and compensation related to their Fiscal 2022 annual incentive plan.

On June 28, 2022 and August 16, 2022, the Company issued 61,750 and 3,000 stock options, respectively, from the 2022 Plan to all employees (excluding Company officers) who had one year or more of service to the Company under an Employee Incentive Plan at an exercise price of $8.11 and $8.65 per share, respectively.

Fiscal 2022:

On August 23, 2021, the Company issued 1,334 Board approved stock options to two members of our Board of Directors at an exercise price of $8.70 per share pursuant to our annual director compensation plan for the fiscal year ended March 31, 2022.

On December 1, 2021, the Company issued 667 Board approved stock options to a new member of our Board of Directors at an exercise price of $8.10 per share pursuant to our annual director compensation plan for the fiscal year ended March 31, 2022.

On December 22, 2021 the Company issued 1,667 Board approved stock options to our Chief Revenue Officer at an exercise price of $8.10 per share pursuant to his compensation plan for the fiscal year ended March 31, 2021.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following inputs were used to value each option grant:

●	For the fiscal year ended March 31, 2023: expected dividend yield of 0%, risk-free interest rate between 2.63% and 3.21%, respectively with volatility between 166.1% and 196.3% respectively with an expected term of three years.

●	For the fiscal year ended March 31, 2022: expected dividend yield of 0%, risk-free interest rate between 0.43% and 0.96%, respectively with volatility between 149.5% and 157.0% respectively with an expected term of three years.

A summary of stock option activity for each of the years presented is summarized below.

	Fiscal 2023			Fiscal 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Stock Options:
Balance at beginning of year	56,343	$9.90	4.1	56,010	$9.60	5.4
Granted	107,752	$6.83	-	3,667	$7.80
Exercised	-	$-	-	(2,667)	$5.40
Forfeited	(2,668)	$5.63	-	(667)	$3.60
Balance at end of year *	161,427	$7.90	6.6	56,343	$9.90	4.1

Options exercisable at end of year	53,675	$9.90		52,667	$9.90

The following table summarizes information about employee stock options outstanding at March 31, 2023:

Range of Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Exercise Price
$2.35. - $7.20	58,669	3.9	$5.00	23,334	$6.38
$8.10 - $9.60	81,086	8.7	$8.25	8,669	$9.00
$11.40 - 16.50	21,672	4.0	$14.42	21,672	$14.42
*	161,427			53,675

*	Total number of options outstanding as of March 31, 2023 includes 23,343 options issued to six current and three former directors as compensation, 73,334 options issued to Company officers as compensation and 64,750 options issued to employees as part of an Employee Stock Incentive Plan.

As of March 31, 2023, there was unrecognized expense of approximately $380,000 remaining on options currently vesting over time with approximately 25 months remaining until these options are fully vested.

The vested options as of March 31, 2023 had no intrinsic value. As of March 31, 2023, there were 125,581 shares under the 2022 Plan available to be issued.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

WARRANTS

As per private placement and public offering as disclosed in Note 10 and Note 11, common warrants and pre-funded warrants issued and outstanding as of March 31, 2023 are as follows:

	Number of Common Warrants	Weighted Average Exercise Price	Number of Pre-Funded Warrants	Weighted Average Exercise Price
Warrants:
Warrants outstanding at April 1, 2022	1,155,557	$2.80	561,113	$0.30
Warrants issued	100,000	$5.00	-	-
Warrants exercised	(353,444)	$2.80	(561,113)	$0.30
Warrants outstanding at March 31, 2023	902,113	$3.04	-	N/A

Warrants exercisable at March 31, 2023	902,113	$3.04	-	N/A

As of March 31, 2023, the Company’s warrants by expiration date were as follows:

Number of CommonWarrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

*	Effective with the opening of trading on the Nasdaq Stock Market on May 24, 2022, the exercise price of certain warrants issued by the Company pursuant to the terms of that certain Securities Purchase Agreement dated August 5, 2021, was adjusted so that the exercise price is $2.80. The warrants are not subject to further adjustment except for customary adjustments for stock dividends and splits, subsequent rights offerings, pro-rata distributions and fundamental transactions, as set forth in the warrants.

COMMON STOCK ISSUANCES

During the years ended March 31, 2023 and 2022 the Company issued the following common stock shares:

Fiscal 2023:

On June 28, 2022 the Company issued 2,468 shares of its common stock to four members of our Board of Directors at $8.11 per share, pursuant to our annual director compensation plan for the fiscal year ending March 31, 2023.

On August 19, 2022 the Company issued 10,000 shares of its common stock to investor relations firms at $9.37 per share pursuant to a vendor agreement for investor relation services performed.

On August 19, 2022 the Company issued 3,335 shares of its common stock to the Company’s officers at $9.37 per share to pursuant an incentive bonus compensation agreement relating to the Company’s Fiscal 2022 performance.

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

NOTE 9 – AUGUST 2021 STOCK REDEMPTION

On August 5, 2021, the Company entered into the Redemption Agreement with koncepts and Treasure Green, pursuant to which the Company redeemed 654,105 shares of common stock of the Company. The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7.2 million to koncepts and Treasure Green. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company.

Pursuant to the Redemption Agreement, neither koncepts nor Treasure Green remained stockholders of the Company.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The closing of the Private Placement took place on August 10, 2021, when the Shares and Warrants were delivered to the purchasers and funds, in the amount of approximately $9.8 million, were received by the Company. Approximately $7.2 million of the funds was used to execute the Redemption Agreement (See Note 9 – August 2021 Stock Redemption).

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

In connection with the Private Placement, on July 6, 2021, the Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (“AGP”), which provided for AGP to serve as the exclusive placement agent, advisor or underwriter (the “placement agent services”). Pursuant to the Placement Agency Agreement, upon closing of the Private Placement, the Company paid AGP placement fees of $0.6 million (representing 7% of the gross proceeds raised in the Private Placement excluding proceeds raised from the strategic investor, plus 3.5% of the aggregate gross proceeds raised from the strategic investor), and issued AGP warrants to purchase 44,445 shares of the Company’s common stock (the “Advisor Warrants”) (representing 5% of the aggregate number of Shares and Pre-Funded Warrants sold in the Private Placement, excluding the Shares sold to the strategic investor). The Advisor Warrants have the same exercise price ($10.50) and terms as the Common Warrants issued in the Private Placement. The Company estimated the fair value of the Advisor Warrants to be approximately $0.4 million using the Black-Scholes Model based on the following input assumptions: common stock price of $9.90, expected life of the warrants of 2.5 years; stock price volatility of 168%; dividend yield of 0%; and the risk-free interest rate of 2.65%.

In addition to the placement fees paid to AGP, the Company incurred additional offering costs for direct incremental legal, consulting, accounting and filing fees related to the Private Placement of approximately $0.4 million, of which one consultant was issued 1,905 shares of restricted common stock with an aggregate fair value of approximately $0.2 million and a cash payment of $0.1 million. Total offering costs related to the Private Placement amounted approximately $0.8 million of which was payment of stock issuance expenses, which is recorded as an offset to additional paid in capital in the accompanying consolidated statements of shareholders’ equity.

NOTE 11 – PUBLIC OFFERING AND NASDAQ UPLISTING

On May 23, 2022, the Company entered into the Underwriting Agreement with Aegis Capital Corp., who acted as the sole Underwriter, in a firm commitment underwritten public offering pursuant to which the Company sold to the Underwriter 1,000,000 shares of common stock, par value $0.01 per share for gross proceeds of $4.0 million prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $0.6 million. The price to the public in the offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3.4 million which was used for working capital.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

NOTE 12 – AT-THE MARKET PUBLIC OFFERING

On February 15, 2023, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which we could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1.8 million in shares of its common stock. Shares offered and sold in the ATM Offering were issued pursuant to the registration statement on Form S-3 (File No. 333-269183) filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2023 and declared effective by the SEC on January 20, 2023, and the prospectus supplement relating to the ATM Offering filed with the SEC on February 15, 2023. During the fiscal year ended March 31, 2023, we received total net proceeds from the ATM Offering of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. Through May 12, 2023, we received total net proceeds from the ATM Offering of approximately $1.7 million on sales of 1,052,770 shares of common stock at an average price of $1.64 per share. The Sales Agreement has been terminated.

NOTE 13 - INCOME TAXES

The Company files separate tax returns in the United States and in Macau. The Macau Subsidiary has received approval from the Macau government to operate its business as a Macau Offshore Company (MOC), and was exempt from the Macau income tax for the fiscal year ended March 31, 2022. For the fiscal years ended March 31, 2023 and 2022, the Macau Subsidiary recorded a tax provision of approximately $34,000 and $0, respectively.

The U.S. Federal net operating loss carryforward is subject to an IRS Section 382 limitation. As of March 31, 2023 and 2022, the Company had net deferred assets of $0.0 million and $0.9 million, respectively. For the fiscal ended March 31, 2023 we determined our effective tax rate to be approximately (28.6%) and we recorded a tax provision of approximately $1.0 million which included a full valuation allowance of approximately $2.1 million for deferred tax assets that will more likely than not, expire prior to being realized.

For the fiscal year ended March 31, 2022, the Company determined its effective tax rate to be approximately 20.0% and the Company recorded a tax provision of approximately $0.1 million, which was net of a valuation reserve of approximately $78,000 for deferred tax assets that will most likely expire prior to being realized. The Company also recorded an income tax receivable of approximately $13,000 due to the availability of net operating loss carrybacks and alternative minimum tax credits that were realized for the year ended March 31, 2022. The income tax receivable was included as a component of prepaid expenses and other current assets on the accompanying consolidated balance sheet as of March 31, 2022.

The income tax provision (benefit) for federal, foreign, and state income taxes in the consolidated statements of operations consisted of the following components for 2023 and 2022:

	2023	2022
Income tax (benefit) provision:
Current:
Federal	$108,756	$62,699
State	-	-
Other	(5,231)
Macau	34,390	-

Total current Federal and State tax	$137,915	$62,699

Deferred:
Federal	$686,357	$(59,434)
State	206,202	54,039

Total Deferred Federal and State	892,559	(5,395)

Total income tax provision	$1,030,474	$57,304

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

The United States and foreign components of income (loss) before income taxes are as follows:

	2023	2022

United States	$(3,526,258)	$(260,911)
Foreign	(81,730)	548,686
	$(3,607,988)	$287,775

The actual tax provision differs from the “expected” tax for the years ended March 31, 2023 and 2022 (computed by applying the U.S. Federal Corporate tax rate of 21 percent to income before taxes) as follows:

	2023	2022

Expected tax (benefit) provision	$(757,640)	$60,324
State income taxes, net of Federal income tax provision	(174,179)	13,816
Permanent differences	13,445	10,290
Permanent difference in ERC income	(98,814)	-
Tax rate differential on foreign earnings	21,109	(83,954)
Change in valuation allowance	2,026,133	55,375
Other	420	1,453
Tax provision	$1,030,474	$57,304

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and (liabilities) are as follows:

	2023	2022
NOL Federal Carryforward	$867,443	$238,955
State NOL Carryforward	341,237	181,943
Inventory differences to Inventory valuation	623,021	415,404
Stock option compensation expense	183,732	117,159
Right of use liabilty	118,227	-
Business interest limitation	138,335	62,801
Allowance for doubtful accounts	42,871	31,619
Reserve for estimated returns	89,070	79,109
Accrued vacation	13,786	10,143
	2,417,722	1,137,133
Less: valuation allowance	(2,104,157)	(78,024)
Net deferred tax asset	313,565	1,059,109

Depreciable and amortizable assets	(133,630)	(117,595)
Right of use asset	(111,216)
Prepaid expenses	(68,719)	(48,955)

Net deferred tax liability	(313,565)	(166,550)
	$-	$892,559

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal and state laws; and the amount and timing of future taxable income. On March 31, 2023, the Company evaluated the realizability of its deferred tax assets in accordance with accounting principles generally accepted in the United States of America and concluded that a valuation allowance of approximately $2.1 million against deferred tax assets was necessary. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s history of earnings, cumulative net loss during the past three years and projected earnings for fiscal year 2024 and in the future.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

At March 31, 2022, the Company has federal tax net operating loss carryforwards in the amount of approximately $1.1 million that begin to expire in the year 2025. The net operating loss carryforward is subject to an IRS Section 382 limitation that limited the amount available to use beginning in Fiscal 2020 to approximately $0.15 million per year. In addition, the Company has state tax net operating loss carryforwards of approximately $3.4 million that will begin to expire beginning in 2024. These tax net operating loss carryforwards may be subject to adjustment based on future changes in ownership.

NOTE 14 - SEGMENT INFORMATION

The Company operates in one segment. Sales by geographic region for the period presented are as follows:

	FOR THE FISCAL YEARS ENDED
	March 31, 2023	March 31, 2022

North America	$38,300,000	$46,400,000
Australia	700,000	700,000
United Kingdom	300,000	200,000
Europe	-	100,000
Others	-	100,000
	$39,300,000	$47,500,000

The geographic area of sales is based primarily on where the product was delivered.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the fiscal years ended March 31, 2023 and 2022 totaled approximately $74,000 and $70,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK, CUSTOMERS, AND SUPPLIERS

The Company derives a majority of its revenues from retailers in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At March 31, 2023, 79% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2022, 53% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

Revenues derived from our top three customers in 2023 and 2022 were 69% and 72% of total revenue, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top two customers in Fiscal 2023 and top three customers in Fiscal 2022 as percentage of the net sales were 48% and 21% and 37%, 18%, and 17%, respectively. The loss of any of these customers could have an adverse impact on the Company.

The Macau and Hong Kong subsidiaries recorded net sales of approximately $1.0 million and $3.4 million in fiscal 2023 and 2022, respectively.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

During fiscal years 2023 and 2022, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all of the Company’s hardware purchases. In 2018 the U.S. government-imposed tariffs of up to 25% on certain goods imported from China. All of our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

NOTE 17 – RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

During our fiscal year ended March 31, 2023 and 2022, the Company did business with Stingray who is part of a group of investors who participated in the Private Placement and have acquired a minority interest in the Company (see Note 10 – August 2021 Private Placement). On both March 31, 2023 and 2022, the Company had approximately $0.2 million due from Stingray for music subscription reimbursement.

TRADE

The Company has a music subscription sharing agreement with Stingray. For the fiscal years ended March 31, 2023 and 2022 the Company received music subscription revenue of approximately $0.7 million and $0.5 million, respectively. These amounts were included as a component of net sales in the accompanying consolidated statements of operations.

NOTE 18 – RESERVE FOR SALES RETURNS

A return program for defective goods is negotiated with each of our wholesale customers on a year-to-year basis. Customers are either allowed to return defective goods within a specified period of time after shipment (between 6 and 9 months) or granted a “defective allowance” consisting of a fixed percentage (between 1% and 5%) off of invoice price in lieu of returning defective products. The Company does make exceptions to this return policy and accordingly records a sales return reserve based on historic return amounts, specific exceptions as identified and management estimates.

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the consolidated balance sheets.

Changes in the Company’s reserve for sales returns are presented in the following table:

	Fiscal Year Ended
	March 31, 2023	March 31, 2022
Reserve for sales returns at beginning of the fiscal year	$990,000	$960,000
Provision for estimated sales returns	5,147,000	3,643,000
Sales returns received	(5,237,000)	(3,613,000)

Reserve for sales returns at end of the year	$900,000	$990,000

NOTE 19 – DAMAGED GOODS INCIDENT RECOVERY

For the fiscal years ended March 31, 2023 and 2022 we recognized a gain of approximately $49,000 and $339,000 as other income on the accompanying consolidated statements of operations due to settlement of accounts payable by a manufacturer’s representative of a factory that caused a damaged goods incident in Fiscal 2020.

NOTE 20 – RESERVES

Asset reserves and allowances for years ended March 31, 2023 and 2022 are presented in the following table:

	Balance at	Charged to	Reduction to	Credited to	Balance at
	Beginning of	Costs and	Allowance for	Costs and	End of
Description	Year	Expenses	Write off	Expenses	Year

Year ended March 31, 2023
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$122,550	$160,268	$(116,832)	$-	$165,986
Inventory reserve	$364,447	$1,630,553	$(1,095,000)	$-	$900,000

Year ended March 31, 2022
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$138,580	$(5,086)	$(10,944)	$-	$122,550
Inventory reserve	$636,339	$351,661	$(623,553)	$-	$364,447

