Form 10-Q
period 2023-06-30
SINGING MACHINE CO INC
filed 2023-08-18
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, the issuer had 4,220,259 shares of common stock, par value $0.01 per share, outstanding.

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(unaudited)
Assets
Current Assets
Cash	$1,890,014	$2,894,574
Accounts receivable, net of allowances of $146,315 and $165,986, respectively	713,152	2,075,086
Accounts receivable related party - Stingray Group, Inc.	174,853	218,328
Accounts receivable related party - Ault Alliance, Inc.	20,750	20,750
Inventories, net	10,607,610	9,639,992
Prepaid expenses and other current assets	473,277	266,068
Deferred financing costs	84,667	84,667
Total Current Assets	13,964,323	15,199,465

Property and equipment, net	492,253	633,207
Deferred financing costs, net of current portion	109,361	130,528
Operating leases - right of use assets	331,878	561,185
Other non-current assets	124,201	124,212
Total Assets	$15,022,016	$16,648,597

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,644,691	$1,769,348
Accrued expenses	1,294,794	2,265,424
Refunds due to customers	670,699	583,323
Reserve for sales returns	331,754	900,000
Current portion of finance leases	18,531	18,162
Current portion of installment notes	82,506	80,795
Current portion of operating lease liabilities	277,733	508,515
Total Current Liabilities	5,320,708	6,125,567

Finance leases, net of current portion	41,369	46,142
Installment notes, net of current portion	36,575	57,855
Operating lease liabilities, net of current portion	78,809	87,988
Total Liabilities	5,477,461	6,317,552

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 4,220,259 and 3,184,439 shares issued, 4,220,259 and 3,167,489 shares outstanding, respectively	42,203	31,675
Additional paid-in capital	31,478,977	29,822,205
Subscriptions receivable	-	(5,891)
Accumulated deficit	(21,976,625)	(19,516,944)
Total Shareholders’ Equity	9,544,555	10,331,045
Total Liabilities and Shareholders’ Equity	$15,022,016	$16,648,597

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30, 2023	June 30, 2022

Net Sales	$2,625,003	$11,692,054

Cost of Goods Sold	1,776,153	8,511,524

Gross Profit	848,850	3,180,530

Operating Expenses
Selling expenses	445,274	605,197
General and administrative expenses	2,650,858	2,370,424
Depreciation	183,454	58,067
Total Operating Expenses	3,279,586	3,033,688

(Loss) Income from Operations	(2,430,736)	146,842

Other Expenses
Interest expense	(7,778)	(160,113)
Finance costs	(21,167)	(7,813)
Total Other Expenses	(28,945)	(167,926)

Loss Before Income Tax Benefit	(2,459,681)	(21,084)

Income Tax Benefit	-	5,081

Net Loss	$(2,459,681)	$(16,003)

Net Loss per Common Share
Basic and Diluted	$(0.64)	$(0.01)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	3,872,447	1,911,485

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities
Net Loss	$(2,459,681)	$(16,003)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183,454	58,067
Amortization of deferred financing costs	21,167	7,813
Change in inventory reserve	132,386	-
Change in allowance for bad debts	(19,671)	138,237
Stock based compensation	63,406	35,565
Change in net deferred tax assets	-	(5,081)
Changes in operating assets and liabilities:
Accounts receivable	1,381,605	(7,001,987)
Due from banks	-	(340,810)
Accounts receivable - related parties	43,475	(90,043)
Inventories	(1,100,004)	1,205,145
Prepaid expenses and other current assets	(207,209)	113,473
Other non-current assets	11	3,032
Accounts payable	875,343	1,390,942
Accrued expenses	(970,630)	447,566
Refunds due to customers	87,376	16,034
Reserve for sales returns	(568,246)	(108,341)
Operating lease liabilities, net of operating leases - right of use assets	(10,654)	(2,913)
Net cash used in operating activities	(2,547,872)	(4,149,304)
Cash flows from investing activities
Purchase of property and equipment	(42,500)	(21,801)
Net cash used in investing activities	(42,500)	(21,801)
Cash flows from financing activities
Proceeds from issuance of stock - net of transaction expenses	1,603,894	3,362,750
Collection of subscriptions receivable	5,891	-
Payments on installment notes	(19,569)	(17,995)
Proceeds from exercise of common stock warrants	-	647,422
Proceeds from exercise of pre-funded warrants	-	168,334
Payments on finance leases	(4,404)	(1,832)
Net cash provided by financing activities	1,585,812	4,158,679
Net change in cash	(1,004,560)	(12,426)

Cash at beginning of period	2,894,574	2,290,483
Cash at end of period	$1,890,014	$2,278,057

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,280	$158,490

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2023 and 2022

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2023	3,167,489	$31,675	$29,822,205	$(5,891)	$(19,516,944)	$10,331,045

Net loss	-	-	-	-	(2,459,681)	(2,459,681)
Issuance of common stock - at-the-market offering	1,052,770	10,528	1,697,617	-	-	1,708,145
Payment of stock issuance expenses	-	-	(104,251)	-	-	(104,251)
Employee compensation-stock option	-	-	63,406	-	-	63,406
Collection of subscriptions receivable	-	-	-	5,891	-	5,891

Balance at June 30, 2023	4,220,259	$42,203	$31,478,977	$-	$(21,976,625)	$9,544,555

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2022	1,221,209	$12,212	$24,902,694	$-	$(14,878,482)	$10,036,424

Net loss	-	-	-	-	(16,003)	(16,003)
Issuance of common stock	1,000,000	10,000	3,990,000	-	-	4,000,000
Payment of stock issuance expenses	-	-	(637,250)	-	-	(637,250)
Issuance of pre-funded warrants	561,113	5,611	162,723	-	-	168,334
Exercise of common stock warrants	231,222	2,312	645,110	-	-	647,422
Issuance of common stock – directors	2,468	25	19,991	-	-	20,016
Employee compensation-stock option	-	-	15,549	-	-	15,549
Rounding of common stock issued due to reverse split	1,688	17	(17)	-	-	-

Balance at June 30, 2022	3,017,700	$30,177	$29,098,800	$-	$(14,894,485)	$14,234,492

See notes to the condensed consolidated financial statements

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

OVERVIEW

The Singing Machine Company, Inc., a Delaware corporation (the “Company,” “SMC”, “The Singing Machine”), and its wholly owned subsidiaries, SMC (Comercial Offshore De Macau) Limitada (“Macau Subsidiary”), SMC Logistics, Inc. (“SMCL”), SMC-Music, Inc. (“SMCM”) and SMC (HK) Limited (“SMH”), are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. Our products are sold directly to distributors and retail customers.

NOTE 2 - RECENT DEVELOPMENTS

ATM Offering

On February 15, 2023, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which we could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1.8 million in shares of our common stock.

During the fiscal year ended March 31, 2023, we received total net proceeds from the ATM Offering of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. Through May 12, 2023, we sold 1,067,000 shares of common stock through the ATM offering at an average price of approximately $1.64 per share for gross proceeds of approximately $1,745,000. We received net cash proceeds of approximately $1,690,000 after payment of brokerage commissions and administrative fees to the agent. The ATM Offering closed on May 12, 2023.

Acquisition

On June 13, 2022, Ault Alliance, Inc. (“Ault Alliance”) formerly known as Bitnile Holdings, Inc., Ault Lending, LLC (“Ault Lending”) formerly known as Digital Power Lending, LLC and a subsidiary of Ault Alliance and Milton C. Ault III (“Ault”), Founder and Executive Chairman of Ault Alliance (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 52.8% of the issued and outstanding shares of common stock at the date of the filing of the Schedule 13D, par value $0.01 per share (the “Common Stock”) of the Company, through open market purchases.

The Reporting Persons may be deemed to beneficially own an aggregate of 1,808,000 shares of the Common Stock or approximately 42.8% of the outstanding shares of common stock as of the date of this report. As these purchases were made in the open market, control of the Company was not assumed from a particular person or group of persons.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

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

Pursuant to the terms of the Underwriting Agreement, the Company issued to the Underwriter warrants to purchase up to 100,000 shares of common stock representing 10% of the shares sold in the offering, excluding any shares sold through the over-allotment option. The warrants are exercisable six months from the commencement of sales under the offering, have an exercise price of $5.00 per share and expire five years from the date of issuance. The Company estimated the fair value of these warrants to be approximately $244,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $2.90, expected life of the warrants of 3 years; stock price volatility of 176%; dividend yield of 0%; and the risk-free interest rate of 2.63%.

NOTE 3 – LIQUIDITY

The Company reported a net loss of approximately $2,460,000 and used cash in operating activities of approximately $2,548,000 for the three months ended June 30, 2023. We currently have a three-year revolving Credit Facility with Fifth Third Bank for a $15.0 million facility (decreasing to $7.5 million in our off-peak season) on eligible accounts receivable and inventory which terminates on October 14, 2025. As of the date of the filing of this report, there was approximately $1.9 million available to borrow on the revolving Credit Facility based on eligible collateral.

As of March 31, 2023, we were in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023, we executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and agreed to new financial covenants. We must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between June and September. We must also maintain pre-defined minimum operating cash flows between February and August 2023, until we achieve a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the Credit Agreement. As of the date of this report, we are in compliance with the amended covenants and there is an outstanding balance on the Credit Facility of approximately $1.4 million.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

The Company believes that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report. While the Company is optimistic that it will be successful in these efforts to achieve our plan, there can be no assurance that we will be successful in doing so. As such, the Company has a continued support letter from its largest stockholder, Ault Alliance, through August 31, 2024.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of the Company, its Macau Subsidiary, SMH, SMCL, and SMCM. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented. The accompanying unaudited financial statements for the three months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

COLLECTABILITY OF ACCOUNTS RECEIVABLE

The Singing Machine’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be in an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other allowances based upon forecasted collections and historical collection experience. The Company is subject to chargebacks from customers for co-op program incentives, defective returns, return freight and handling charges that are deducted from open invoices and reduce collectability of open invoices. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

FOREIGN CURRENCY TRANSLATION

The functional currency of SMH is the Hong Kong dollar. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are recorded in the statements of operations and translations would be recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

SMC sells to distributors and retailers in the Canadian market, and is paid in Canadian dollars. We receive payment in the form of the Canadian dollar, simultaneously presenting these payments for deposit and requesting an immediate spot conversion by the financial institution that currently holds our operating accounts. Net gains and losses resulting from foreign exchange transactions are recorded in the statements of operations and translations would be recorded in a separate component of shareholders’ equity. Any such amounts were not material during the periods presented.

Concentration of Credit Risk

At times, the Company maintains cash in United States bank accounts that are more than the Federal Deposit Insurance Corporation insured amounts. The Company also maintains cash balances in foreign financial institutions. The amounts at foreign financial institutions as of June 30, 2023 and March 31, 2023 were approximately $23,000 and $174,000, respectively. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company’s operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company’s ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of accounts receivable.

INVENTORY

Inventories are comprised primarily of electronic karaoke equipment, microphones and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. Inventories also include an estimate for the net realizable value of expected future inventory returns due to warranty and allowance programs. As of June 30, 2023 and March 31, 2023, the estimated amounts for these future inventory returns were approximately $116,000 and $555,000, respectively.

The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value. As of June 30, 2023 and March 31, 2023, the Company had inventory reserves of approximately $710,000 and $900,000, respectively, for estimated excess and obsolete inventory.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows attributable to the related assets are less than the carrying amount, the carrying amounts are reduced to fair value and an impairment loss is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment was recorded as of June 30, 2023 and 2022.

During the first quarter ended June 30, 2023, we decided not to renew our lease on our California warehouse facility and have opted to transfer our logistics operations to a third-party logistics company and all assets located at this facility will be sold or otherwise disposed of by the end of August 2023. We recognized accelerated depreciation expense on certain assets to be sold in the amount of approximately $122,000 to reflect their adjusted fair market value as of June 30, 2023.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The Company determines if an arrangement contains a lease at the inception of a contract. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense (similar to operating leases under the prior accounting standard) while finance leases result in a front-loaded expense pattern (similar to capital leases under the prior accounting standard). As the interest rate implicit in the Company’s operating leases is not readily determinable, the Company utilizes its incremental borrowing rate to discount the lease payments. The Company utilizes the financing interest rate for its finance leases.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, due from related parties, accounts payable, accrued expenses, customer deposits and refunds due to customers, approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on the finance leases and installment notes approximate fair value either due to the relatively short period to maturity or the related interest is accrued at a rate similar to market rates. The carrying amounts on the revolving line of credit approximates fair value due the relatively short period to maturity and related interest accrued at market rates.

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

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended June 30, 2023 and 2022, co-op promotion incentives were approximately $91,000 and $296,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The Company estimates variable consideration under our return allowance programs for goods returned from the customer for various reasons, whereby a sales return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns as of June 30, 2023 and March 31, 2023 were approximately $332,000 and $900,000, respectively.

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments (See NOTE 10 – SEGMENT INFORMATION).

Revenue is derived from five different major product lines. Disaggregated revenue from these product lines for the three months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended
Product Line	June 30, 2023	June 30, 2022

Karaoke Machines	$1,463,000	$8,159,000
Microphones and Accessories	957,000	2,420,000
SMC Kids Toys	21,000	936,000
Licensed Products	8,000	45,000
Music Subscriptions	176,000	132,000

Total Net Sales	$2,625,000	$11,692,000

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the three months ended June 30, 2023 and 2022, shipping and handling expenses were approximately $60,000 and $46,000, respectively. These expenses are classified as a component of selling expenses in the accompanying condensed consolidated statements of operations.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

STOCK BASED COMPENSATION

The Company follows the provisions of the FASB ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity”. ASC 718-20 requires all stock-based payments to employees including grants of employee stock options, be measured at fair value and expensed in the condensed consolidated statements of operations over the service period (generally the vesting period). The Company uses the Black-Scholes option valuation model to value stock options. Employee stock option compensation expense for the three months ended June 30, 2023 and 2022 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the three months ended June 30, 2023 and 2022, the stock option expense was approximately $63,000 and $16,000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to results of operations as incurred. These expenses are shown as a component of general and administrative expenses in the condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, these amounts totaled approximately $42,000 and $17,000, respectively.

INCOME TAXES

The Company follows the provisions of FASB ASC 740 “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. As of June 30, 2023, and March 31, 2023, the Company had recognized a valuation allowance of the entire net deferred tax asset as management has determined it was more likely than not that the deferred tax asset would be realized.

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

As of June 30, 2023 and March 31, 2023, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

COMPUTATION OF EARNINGS PER SHARE

Computation of dilutive shares for the three months ended June 30, 2023 and 2022 are as follows:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Basic weighted average common shares outstanding	3,872,447	1,911,485
Effect of dilutive stock options	-	-

Diluted weighted average of common shares outstanding	3,872,447	1,911,485

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

For the three months ended June 30, 2023, options to purchase 108,343 shares of common stock and 902,113 common stock warrants were excluded from the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

For the three months ended June 30, 2022, options to purchase 50,007 shares of common stock and 924,334 common stock warrants were excluded from the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The Company adopted ASU 2016-03 on April 1, 2023 and the adoption did not have any material effect on our condensed consolidated financial statements and related disclosures.

NOTE 5 - INVENTORIES, NET

Inventories are comprised of the following components:

	June 30, 2023	March 31, 2023

Finished Goods	$10,563,000	$9,364,000
Inventory in Transit	639,000	621,000
Estimated Amount of Future Returns	116,000	555,000
Subtotal	11,318,000	10,540,000
Less: Inventory Reserve	710,000	900,000

Total Inventories	$10,608,000	$9,640,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	USEFUL	June 30,	March 31,
	LIFE	2023	2023

Computer and office equipment	5-7 years	$497,000	$497,000
Furniture and fixtures	7 years	111,000	111,000
Warehouse equipment	7 years	251,000	251,000
Molds and tooling	3-5 years	2,202,000	2,160,000
		3,061,000	3,019,000
Less: Accumulated depreciation		2,569,000	2,386,000
		$492,000	$633,000

Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $183,000 and $58,000, respectively. During the first quarter ended June 30, 2023, we decided not to renew our lease on our California warehouse facility and have opted to transfer our logistics operations to a third-party logistics company and all assets located at this facility will be sold or otherwise disposed of by the end of August 2023. As a result of these operational decisions, we recognized accelerated depreciation expense on certain assets to be sold in the amount of approximately $122,000 to reflect their adjusted fair market value as of June 30, 2023. This acceleration accounted for the majority of the increase in depreciation expense in the three months ended June 30, 2023.

NOTE 7 – FINANCING

Credit and Security Agreement with Fifth Third Bank, National Association:

On October 14, 2022 the Company entered into the Credit Agreement with Fifth Third, as Lender replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022. The Credit Agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15,000,000 decreased to $7,500,000 during the period of January 1 through July 31 of each year. The Credit Agreement matures on October 14, 2025. Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and are being amortized over a three-year period. During the three months ended June 30, 2023 and 2022, the Company incurred amortization expense of approximately $21,000 and $8,000, respectively associated with the amortization of deferred financing costs from the Credit Agreement.

The revolving credit facility bears interest of (a) the Prime Rate plus 0.50% or (b) the 30-day Term SOFR rate plus 3.00% (subject in each case to a floor of 0.50%), depending on the type of loan requested by the Company. “Term SOFR” means the forward-looking SOFR rate administered by CME Group, Inc. (or other administrator selected by Fifth Third) and published on the applicable Bloomberg LP screen page (or such other commercially available source providing such quotations as may be selected by Fifth Third), fixed by the administrator thereof two business days prior to the commencement of the applicable Interest Period (provided, however, that if Term SOFR is not published for such Business Day, then Term SOFR shall be determined by reference to the immediately preceding Business Day on which such rate is published), rounded upwards, if necessary, to the next 1/8th of 1% and adjusted for reserves if Fifth Third is required to maintain reserves with respect to the relevant Loans, all as determined by Lender in accordance with the Credit Agreement and Fifth Third’s loan systems and procedures periodically in effect. The SOFR rate was 5.09% as of June 30, 2023. An Unused Line Fee of 0.35% per annum of the excess of the Revolving Credit Facility over the average monthly balance of outstanding revolving loans, payable monthly.

The obligations under the Credit Agreement are secured by all of the assets of the Company and SMC, presently owned or later acquired, and all cash and non-cash proceeds thereof (including, without limitation, insurance proceeds). During the three months ended June 30, 2023 and 2022, the Company incurred interest expense associated with the Fifth Third credit facility of approximately $4,000 and $0, respectfully.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Under the Credit Agreement:

●	Accounts Receivable advance rate up to an 85% against eligible Accounts Receivable assuming dilution is under 5% of sales, plus
●	Inventory advance of up to 85% of the Net Orderly Liquidation Value of eligible inventory as determined by an appraiser satisfactory to Fifth Third, with a sublimit to be determined based on Fifth Third’ s continuing due diligence. The inventory advance rate will increase to 95% of the Net Orderly Liquidation Value of eligible inventory from April through June (or another 3-month time frame to be determined based on Fifth Third’s continuing due diligence) each year to support seasonal working capital needs.
●	The Company must maintain a Minimum Fixed Charge Coverage of 1.05 to 1.
●	Covenants may also include reasonable limitations on dividends, distributions, and management fees.
●	The first Fixed Charge Coverage test will be based on a trailing twelve months.

As of March 31, 2023, the Company was in default under the Credit Facility due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023 the Company executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new financial covenants. The Company must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between June and September. The Company must also maintain pre-defined minimum operating cash flows between February and August, 2023 until the Company achieves a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the agreement.

As of the date of this report, the Company was in compliance with the amended covenants and there was approximately $1.5 million borrowed against the Credit Agreement with an additional availability of $1.9 million based on eligible collateral.

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit:

On June 16, 2020, the Company entered into a two-year Credit and Security Agreement for a $2.5 million financing facility, with IHC on eligible accounts receivable and inventory. Also, on June 16, 2020, the Company entered into a two-year Loan and Security Agreement for a $10.0 million financing facility with Crestmark on eligible accounts receivable. On October 14, 2022, the Company entered into the Credit Agreement with Fifth Third, as Lender, replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022.

For the three months ended June 30, 2023 and 2022 the Company incurred approximately $0 and $8,000, respectively in amortization costs for deferred financing charges associated with the closing of the Credit and Security agreements with Crestmark and IHC. The Company also incurred interest expense of approximately $0 and $53,000 for the three months ended June 30, 2023 and 2022, respectively.

Installment Notes Payable

On June 18, 2019, the Company entered into a financing arrangement with Dimension Funding, LLC to finance an entire ERP System project over a term of 60 months at a cost of approximately $365,000. The Company executed three installment notes totaling approximately $365,000 for payments issued to the project vendor. The installment notes have 60-month terms with interest rates of 7.58%, 8.55% and 9.25%, respectively. The installment notes are payable in monthly installments of $7,459 which include principal and interest. As of June 30, 2023 and March 31, 2023, there was an outstanding balance on the installment notes of approximately $119,000 and $139,000, respectively. For the three months ended June 30, 2023 and 2022 the Company incurred interest expense of approximately $2,800 and $4,000, respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

We are not a party to, and our property is not the subject of, any material legal proceedings.

LEASES

Operating Leases

We have operating lease agreements for offices and a warehouse facility in Florida, California and Hong Kong expiring in various years through 2025. We entered into a operating lease agreement, effective October 15, 2022, for our administrative office located in Hong Kong. The office is approximately 1,900 square feet and oversees our regional contract manufacturing, logistics, and select marketing functions. The lease expires October 14, 2025, and the monthly base rent is approximately $4,900 for the entire term of the lease.

We entered into an operating lease agreement, effective October 1, 2017, for the corporate headquarters located in Fort Lauderdale, Florida. The lease expires on March 31, 2024. The base rent payment is approximately $9,700 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective June 1, 2013 in Ontario, California for our logistics operations. On June 15, 2020 we executed a three-year lease extension which will expire on August 31, 2023. We have elected not to renew this lease and are in the process of migrating our North American logistics operations to an outsourced business partner specializing in these matters. Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Finance Leases

On July 1, 2021, we entered into a long-term capital leasing arrangement with Union Credit Corporation to finance the leasing of a used forklift in the amount of approximately $24,000. The lease require monthly payments in the amount of approximately $755 per month over a total lease term of 36 months which commenced on July 1, 2021. The agreement has an effective interest rate of 9.9% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2023 and March 31, 2023, the remaining amounts due on this capital leasing arrangement was approximately $8,600 and $11,000, respectively.

In February 2023, we entered into a financing leasing arrangement with Wells Fargo Equipment Finance to finance the leasing of two used forklifts in the amount of approximately $55,000. The lease requires monthly payments in the amount of approximately $1,075 per month over a total lease term of 60 months which commenced on February 1, 2023. The agreement has an effective interest rate of 6.5% and the Company has the option to purchase the equipment at the end of the lease term for one dollar. As of June 30, 2023 and March 31, 2023, the remaining amounts due on this financing leasing arrangement was approximately $51,300 and $53,300 respectively.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

Supplemental balance sheet information related to leases as of June 30, 2023 is as follows:

Assets:
Operating lease – right-of-use assets	$331,878
Finance leases as a component of property and equipment	59,900
Liabilities
Current
Current portion of operating leases	$277,733
Current portion of finance leases	18,531
Noncurrent
Operating lease liabilities, net of current portion	$78,809
Finance leases, net of current portion	41,369

Supplemental statement of operations information related to leases for the three months ended June 30, 2023 is as follows:

Operating lease expense as a component of general and administrative expenses	$237,007
Finance lease cost
Depreciation of leased assets as a component of depreciation	$58,765
Interest on finance lease liabilities as a component of interest expense	$1,093

Supplemental cash flow information related to leases for the three months ended June 30, 2023 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$252,313
Financing cash flow paid for finance leases	$4,404

Scheduled maturities of operating and finance lease liabilities outstanding as of June 30, 2023 are as follows:

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	13.2
Finance leases	48.8
Weighted average discount rate
Operating leases	6.50%
Finance leases	9.86%

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

The following table summarizes information regarding lease maturities and balance due as follows:

Year	Operating Leases	Finance Leases

2023 (remaining six months)	$227,507	$10,984
2024	120,008	17,435
2025	48,774	12,903
2026	-	12,903
2027 and beyond	-	13,978
Total Minimum Future Payments	396,289	68,203

Less: Imputed Interest	39,747	8,303

Present Value of Lease Liabilities	$356,542	$59,900

NOTE 9 – STOCK OPTIONS AND WARRANTS

EQUITY INCENTIVE PLAN

On April 12, 2022, our Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, (the”2022 Plan”). The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

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

The 2022 Plan authorized an aggregate of 266,667 shares of the Company’s common stock available to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors. As of June 30, 2023, we had granted 24,446 shares of common stock and 107,752 common stock options under the 2022 Plan of which 54,668 stock options were vested leaving 134,469 shares available for issue.

COMMON STOCK OPTIONS

During the three months ended June 30, 2023, the Company did not issue any stock options.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

A summary of stock option activity for the three months ended June 30, 2023 is summarized below:

	June 30, 2023
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Stock Options:
Balance at beginning of period	161,427	$7.90	6.6
Forfeited	(11,750)	$8.11	-
Balance at end of period	149,677	$7.88	6.4

Options exercisable at end of period	108,343	$7.77

The following table summarizes information about employee stock options outstanding at June 30, 2023:

Range of Exercise Price	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
$2.35. - $7.20	58,669	3.9	$5.00	57,335	$4.95
$8.10 - $9.60	69,336	8.4	$8.27	29,336	$8.37
$11.40 – 16.50	21,672	3.8	$14.42	21,672	$14.42
*	149,677			108,343	$7.77

*	Total number of options outstanding as of June 30, 2023 includes 23,343 options issued to six current and three former directors as compensation, and 73,334 options issued to Company officers as compensation and 64,750 issued to employees as part of an Employee Stock Incentive Plan.

As of June 30, 2023, there was unrecognized expense of approximately $259,000 remaining on options currently vesting over time with an approximate average of 23.4 months remaining until these options are fully vested. The vested options as of June 30, 2023 had no intrinsic value.

WARRANTS

Common warrants issued and outstanding as of June 30, 2023 are as follows:

	Number of Common Warrants	Weighted Average Exercise Price
Warrants:
Warrants outstanding at April 1, 2023	902,113	$3.04
Warrants issued	-
Warrants exercised	-
Warrants outstanding at June 30, 2023	902,113	$3.04

Warrants exercisable at June 30, 2023	902,113	$3.04

As of June 30, 2023, the Company’s outstanding warrants by expiration date were as follows:

Number of CommonWarrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

NOTE 10 – SEGMENT INFORMATION

There were no sales to customers outside of the North America for the three months ended June 30, 2023 and 2022. The geographic area of sales was based on the location where the product is delivered.

NOTE 11 –RELATED PARTY TRANSACTIONS

The Company has an ongoing music subscription sharing agreement with Stingray, who has a minority interest in the Company, which enables subscribers to access a digital music library maintained by Stingray for the benefit of the Company and its retail customers. For the three months ended June 30, 2023 and 2022, the Company received music subscription revenue of approximately $176,000 and $132,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations. On June 30, 2023 and March 31 2023, the Company had approximately $175,000 and $218,000, respectively, due from Stingray for music subscription reimbursement.

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

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the condensed consolidated balance sheets. Changes in the Company’s reserve for sales returns are presented in the following table:

	Three Months Ended
	June 30, 2023	June 30, 2022
Reserve for sales returns at beginning of the fiscal year	$900,000	$990,000
Provision for estimated sales returns	351,012	624,000
Sales returns received	(919,258)	(732,000)

Reserve for sales returns at end of the period	$331,754	$882,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

(Unaudited)

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees to which the Company makes contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to operations for contributions to this plan and administrative costs during the three months ended June 30, 2023 and 2022 totaled approximately $19,000 and $15,000, respectively. The amounts are included as a component of general and administrative expense in the accompanying condensed consolidated statements of operations. The Company does not provide any post-employment benefits to retirees.

NOTE 14 – CONCENTRATIONS OF CREDIT AND SALES RISK

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable are concentrated with several large customers. At June 30, 2023, approximately 79% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. At March 31, 2023, 79% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers, the loss of which could have an adverse impact on the financial position of the Company. For the three months ended June 30, 2023, there was one customer who individually accounted for 10% or more of the Company’s net sales. Revenue derived from this customer as a percentage of net sales was 86%. For the three months ended June 30, 2022, there were two customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 50%, and 37%, respectively.

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

Important factors to consider in evaluating such forward-looking statements include, but are not limited to: (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) the effects of adverse general economic conditions, both within the United States and globally, (v) vendor price increases and decreased margins due to competitive pricing during the economic downturn (vi)various competitive market factors that may prevent us from competing successfully in the marketplace and (vii) other factors described in the risk factors section of our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, this Quarterly Report on 10-Q, or in our other filings made with the SEC.

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

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ending September 30 and the third quarter ending December 31. Sales in our second and third quarter, combined, accounted for approximately 62% and 81% of net sales in fiscal 2023 and 2022, respectively.

Recent Developments

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

During the fiscal year ended March 31, 2023, we received total net proceeds from the ATM Offering of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. Through May 12, 2023, we sold 1,067,000 shares of common stock through the ATM Offering at an average price of approximately $1.64 per share for gross proceeds of approximately $1,745,000. We received net cash proceeds of approximately $1,690,000 after payment of brokerage commissions and administrative fees to the agent. The ATM Offering closed May 12, 2023.

Acquisition

On June 13, 2022, Ault Alliance, Inc., Ault Lending, LLC (a subsidiary of Ault Alliance) and Milton C. Ault III (“Ault”), Founder and Executive Chairman of Ault Alliance (collectively the “Reporting Persons”) filed a joint Schedule 13D filing (the “Schedule 13D”) reporting that the Reporting Persons acquired, in the aggregate, 52.8% of the issued and outstanding shares of common stock at the date of the filing of the Schedule 13D, par value $.01 per share (the “Common Stock”) of the Company, through open market purchases.

As disclosed in the Schedule 13D, as amended, and subsequent Section 16 filings, the Reporting Persons may be deemed to beneficially own an aggregate of 1,808,000 shares of our common stock, or approximately 42.8% of our outstanding shares of common stock as of the date of this report. The reduction in beneficial ownership percentage was a result of us selling share of our common stock in our ATM Offering, and not from any sales of our common stock by Ault Lending.

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

Appointment of New Directors

Effective April 5, 2023, the size of our Board of Directors was increased to ten and Messrs. Milton C. Ault, III and Henry C. W. Nisser were appointed as directors. In addition, the Board appointed Mr. Ault to the position of Executive Chairman, an executive officer position of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales for the three months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022

Net Sales	100.0%	100.0%

Cost of Goods Sold	67.7%	72.8%

Gross Profit	32.3%	27.2%

Operating Expenses
Selling expenses	17.0%	5.2%
General and administrative expenses	101.0%	20.3%
Depreciation and amortization	7.0%	0.5%

Total Operating Expenses	125.0%	26.0%

(Loss) Income from Operations	-92.7%	1.2%

Other Expenses
Interest expense	-0.3%	-1.4%
Finance costs	-0.8%	-0.1%

Total Other Expenses	-1.1%	-1.5%

Loss Before Income Tax Benefit	-93.8%	-0.3%

Income Tax Benefit	0.0%	0.0%

Net Loss	-93.8%	-0.3%

QUARTER ENDED JUNE 30, 2023 COMPARED TO THE QUARTER ENDED JUNE 30, 2022

NET SALES

Net sales for the three months ended June 30, 2023 decreased to approximately $2,625,000 from approximately $11,692,000 representing a decrease of approximately $9,067,000 (77.5%) as compared to the three months ended June 30, 2022. The significant decrease in net sales was primarily due to two factors during the quarter ended June 30, 2022, 1) the impact of a large order for initial setup in a new department from our largest single customer, and 2) accelerated direct import sales by another of our largest customers.

First, the initial product set in the quarter ended June 30, 2022 was placed by the Company’s largest single customer, which expanded its commercial relationship with SMC to include its consumer electronics department. This single order contributed approximately $3,140,000 to sales in the first three months ended June 30, 2022, which represented 27% of all sales during that period, and 35% of the difference in sales in the three months ended June 30, 2022 as compared to the same period in 2023.

The second significant factor for the exceptionally high sales during the three months ended June 30, 2022 was due to one sizable direct import order. This direct import order accelerated revenue recognition to the date the customer took receipt of the product in China from our contract manufacturers, instead of opting to take receipt of the product at the date of shipment from our logistics facility in Ontario, California. This accelerated revenue recognition by over two months, shifting sales from the traditional second quarter period to the first quarter. The total amount of these two orders was approximately $3,530,000, representing 30.2% of sales for the quarter and 38.9% of the difference in sales when compared to the three months ended June 30, 2023.

Overall, we have seen customers shifting back to the traditional just-in-time buying pattern that was common for many years prior to the COVID global pandemic. Historically, the first quarter has represented a low point in our seasonal sales cycle. To further illustrate this point, first quarter sales since 2017 have averaged approximately $3,760,000, excluding the first quarter of 2022. Outside of the 2020-2022 supply distortions due to the pandemic, first quarter sales have not generally exceeded 10% of annual sales.

In general, sales for the three months June 30, 2023 were in line or slightly below management’s expectations, with the majority of the difference due to several customers electing to make final orders slightly later in the calendar year than previously forecast.

GROSS PROFIT

Gross profit for the three months ended June 30, 2023 decreased to approximately $848,000 from approximately $3,181,000, representing a decrease of approximately $2,332,000 as compared to the three months ended June 30, 2022. The Company improved gross margins from 27.2% to 32.3%, which generated approximately $135,000 in higher gross income than if the prior periods margins had remained unchanged. The improvement in gross margins was in part due to the significant decrease in direct import sales as a component of sales during the three months ended June 30, 2023. Historically, direct import sales carry a 3-5% lower gross margin than sales fulfilled domestically by SMC.

The second significant contributing factor for the improvement in margins was lower shipping and handling costs as the Company continues to see lower costs for product delivery after an extended period of higher shipping costs during the supply chain constraints resulting from the global pandemic in 2020 through early 2022.

OPERATING EXPENSES

During the three months ended June 30, 2023, total operating expenses increased to approximately $3,280,000 compared to approximately $3,034,000 during the three months ended June 30, 2022. This represents an increase in total operating expenses of approximately $246,000 (8.1%) from the three months ended June 30, 2022.

The increase in operating expenses is primarily due to the impact of the Company’s decision to transition to an outsourced logistics model. First, there was approximately $60,000 in severance expenses for head count reduction. Second, there was approximately $118,000 in various costs incurred with the closure of the Ontario facility, the transportation of the inventory to the outsourced logistics provider, and the increase in depreciation of approximately $122,000.

Beyond the closure of the Ontario facility, the Company also incurred higher accounting and legal expenses due to increased audit and legal services required to support certain aspects of being a company under common control. Lastly, the Company spent approximately $100,000 on consulting and legal services for marketing research.

Virtually all other selling, general and administrative expenses were flat or decreased during the first three months of fiscal year 2024.

INCOME FROM OPERATIONS

There was a loss from operations of approximately $2,431,000 for the three months ended June 30, 2023 compared to income from operations of approximately $147,000 for the three months ended June 30, 2022. The decrease in income from operations of approximately $2,578,000 was primarily due to the decrease in gross profit generated by lower net sales as explained above.

OTHER EXPENSES

Other expenses were approximately $29,000 for the three months ended June 30, 2023, as compared to approximately $168,000 in other expenses for the three months ended June 30, 2022. All of the reduction in expenses were due to lower interest and financing costs.

INCOME TAXES

For the three months ended June 30, 2023, the Company did not recognize any income tax benefit due to a net loss as management determined it is more likely than not that the Company will not recognize any deferred tax asset generated from the net loss.

For the three months ended June 30, 2022, the Company recognized an income tax benefit of approximately $0 and $5,000, respectively, due to management’s best estimate of the Company’s full year effective tax rate of approximately 24.1%.

NET LOSS

For the three months ended June 30, 2023, we reported a net loss of approximately $2,460,000 compared to a net loss of approximately $16,000 for the three months ended June 30, 2022. The increase in the net loss was primarily due to the same reasons discussed in Net Sales and Operating Expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had cash on hand of approximately $1,890,000 as compared to cash on hand of approximately $2,278,000 as of June 30, 2022. We had working capital of approximately $8,644,000 as of June 30, 2023.

Net cash used in operating activities was approximately $2,548,000 for the three months ended June 30, 2023. During the three months ended June 30, 2023 there was a decrease in accounts receivable of approximately $1,382,000 due to a decrease in sales to one of our major customers as discussed in net sales above. This decrease in accounts receivable was offset by an increase in inventory of approximately $1,100,000 due to products arriving for the upcoming season. There was a decrease in accrued expenses of approximately $970,000 and reserves for sales returns of approximately $568,000 primarily related to the settlement of co-op incentives and credits for sales returns accrued at March 31, 2023 and the significant decrease in net sales requiring less accruals for co-op incentives and sales returns as of June 30, 2023. There was an increase in prepaid expenses of approximately $207,000 primarily due to a prepayment of a promotion and marketing campaign for our Carpool Karaoke product.

Net cash used in operating activities was approximately $4,149,000 for the three months ended June 30, 2022. During the three months ended June 30, 2022, there was an increase in accounts receivable of approximately $7,002,000 due to an increase in sales to two major customers as explained in net sales above. This increase in net cash used in operating activities was offset by an increase in in accounts payable and accrued expenses of approximately $1,839,000 primarily due to payment of prior season’s inventory that arrived late due to global logistics issues. There was a decrease in inventory of approximately $1,205,000 primarily due to a decrease in-transit inventory from March 31, 2022 as new product for the initial spring product set at one major customer was shipped during the three months ended June 30, 2022.

Net cash used in investing activities for the three months ended June 30, 2023 and 2022 was approximately $43,000 and $22,000, respectively. These investments consisted primarily of purchases of molds and tooling for new products.

Net cash provided by financing activities for the three months ended June 30, 2023 and 2022 was approximately $1,586,000 and $4,159,000, respectively. In both instances, the primary source of cash from financings was the result of an equity capital markets transaction. In May 2023, we received net proceeds of approximately $1,604,000 through an ATM Offering as discussed below. All proceeds were used for working capital and general corporate purposes.

On February 15, 2023, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which we could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,800,000 in shares of its common stock. Shares offered and sold in the ATM Offering were issued pursuant to the registration statement on Form S-3 (File No. 333-269183) filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2023 and declared effective by the SEC on January 20, 2023, and the prospectus supplement relating to the ATM Offering filed with the SEC on February 15, 2023.

During the fiscal year ended March 31, 2023, we received total net proceeds from the ATM Offering of approximately $36,000 on sales of 14,230 shares of common stock at an average price of $2.56 per share. Through May 12, 2023, we received total net proceeds from the ATM Offering of approximately $1,604,000 on sales of 1,052,770 shares of common stock at an average price of $1.64 per share. The ATM Offering closed May 12, 2023.

In May 2022, we received net proceeds of approximately $3,363,000 from a public offering we executed in conjunction with our up-listing to Nasdaq as discussed below. In addition, during the three-months ended June 30, 2022, we received proceeds of approximately $816,000 from the exercise of pre-funded and common stock warrants. All proceeds were used for working capital and general corporate purposes.

On May 23, 2022, the “Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., who acted as the sole underwriter (the “Underwriter”), in a firm commitment underwritten public offering (the “Offering”) pursuant to which the Company sold to the Underwriter 1,000,000 shares of common stock, par value $0.01 per share gross proceeds of $4,000,000 prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $637,000. The price to the public in the Offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately $3,363,000 which was used for working capital and general corporate purposes.

Credit Facility - We currently have a three-year revolving Credit Facility with Fifth Third Bank for a $15.0 million facility (decreasing to $7.5 million in off-peak season) on eligible accounts receivable and inventory which terminates on October 14, 2025. As of the date of the filing of this Quarterly Report, there was approximately $1.5 million available to borrow on the revolving Credit Facility.

As of March 31, 2023, we were in default under the Credit Agreement due to non-compliance with the fixed charge coverage ratio covenant of 1:05 : 1.0. On May 19, 2023, we executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new financial covenants. We must comply monthly with minimum liquidity (defined as excess loan availability plus cash on hand) of $2.5 million between February and July and $4.0 million between September and June. We must also maintain pre-defined minimum operating cash flows between February and August 2023, until we achieve a fixed charge ratio of 1.15 : 1.0 beginning in September 2023 and throughout the remaining term of the Credit Agreement. As of the date of filing this Quarterly Report, we are in compliance with the amended covenants and there is no outstanding balance on the Credit Facility.

We believe that our cash on hand, working capital (net of cash), cash expected to be generated from our operating forecast, along with the availability of cash from our credit facilities (See Note 7 –FINANCING) will be adequate to meet the Company’s liquidity requirements for at least twelve months from the filing of this report. While the Company is optimistic that it will be successful in these efforts to achieve our plan, there can be no assurance that we will be successful in doing so. As such, the Company has a continued support letter from its largest stockholder, Ault Alliance, through August 31, 2024.

CRITICAL ACCOUNTING POLICIES

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s Annual Report for the fiscal year ended March 31, 2023.

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

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to, and our property is not the subject of, any pending material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors..

ITEM 1A. RISK FACTORS

Not required for small reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon any of our senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 15, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 27, 2001 (incorporated by reference to Exhibit 3.13 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 4, 2001 (incorporated by referenced to Exhibit 3.12 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.5	Certificate of Correction to Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 20, 2001 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

3.6	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on January 27, 2006 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

3.7	Certificate for Renewal and Revival of Charter filed with Delaware Secretary of State on September 25, 2012 (incorporated by reference to the Singing Machine’s Annual Report on Form 10-K filed with the SEC on July 14, 2022).

3.8	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2022 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.9	Amended By-Laws of the Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Annual Report on Form 10-KSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

10.1	Waiver and First Amendment to Credit and Security Agreement by and among The Singing Machine Company, Inc., SMC Logistics, Inc. and Fifth Third Bank, dated May 19, 2023 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lionel Marquis, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

32.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: August 18, 2023	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer
(Principal Financial and Accounting Officer)

