Form 10-Q
period 2023-09-30
SINGING MACHINE CO INC
filed 2023-11-20
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41405

THE SINGING MACHINE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL	33309	(954) 596-1000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	MICS	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 20, 2023 there were 4,220,259 shares of registrant’s common stock, $0.01 par value per share, outstanding.

THE SINGING MACHINE COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(unaudited)

Assets
Current Assets
Cash	$3,212,564	$2,894,574
Accounts receivable, net of allowances of $243,412 and $165,986, respectively	10,901,701	2,075,086
Due from banks	152,148	-
Accounts receivable related parties	164,923	239,078
Inventories	13,042,627	9,639,992
Prepaid expenses and other current assets	303,342	350,735
Total Current Assets	27,777,305	15,199,465

Property and equipment, net	457,173	633,207
Operating leases - right of use assets	4,002,595	561,185
Other non-current assets	346,239	254,740
Total Assets	$32,583,312	$16,648,597

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$12,526,485	$1,769,348
Accrued expenses	2,747,502	2,265,424
Prepaids from customers	1,305,271	583,323
Reserve for sales returns	2,289,251	900,000
Other current liabilities	84,253	98,957
Current portion of operating lease liabilities	112,647	508,515
Total Current Liabilities	19,065,409	6,125,567

Other liabilities, net of current portion	14,844	103,997
Operating lease liabilities, net of current portion	3,825,115	87,988
Total Liabilities	22,905,368	6,317,552

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 4,220,259 and 3,184,439 shares issued and 4,220,259 and 3,167,489 outstanding, respectively	42,203	31,675
Additional paid-in capital	31,514,831	29,822,205
Subscriptions receivable	-	(5,891)
Accumulated deficit	(21,879,090)	(19,516,944)
Total Shareholders’ Equity	9,677,944	10,331,045
Total Liabilities and Shareholders’ Equity	$32,583,312	$16,648,597

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net Sales	$15,930,563	$17,113,636	$18,555,566	$28,805,690

Cost of Goods Sold	12,196,677	13,260,617	13,972,830	21,863,138

Gross Profit	3,733,886	3,853,019	4,582,736	6,942,552

Operating Expenses
Selling expenses	1,169,088	899,590	1,614,362	1,504,787
General and administrative expenses	2,458,848	2,368,778	5,293,160	4,706,272
Total Operating Expenses	3,627,936	3,268,368	6,907,522	6,211,059

Income (Loss) from Operations	105,950	584,651	(2,324,786)	731,493

Other (Expenses) Income
Gain on disposal of fixed assets	44,296	-	44,296	-
Interest expense	(52,711)	(185,827)	(81,656)	(353,753)
Total (Expenses) income, net	(8,415)	(185,827)	(37,360)	(353,753)

Income (Loss) Before Income Tax Benefit	97,535	398,824	(2,362,146)	377,740

Income Tax Benefit	-	(102,357)	-	(97,276)

Net Income (Loss)	$97,535	$296,467	$(2,362,146)	$280,464

Net Income (Loss) per Common Share
Basic	$0.02	$0.10	$(0.58)	$0.11
Diluted	$0.02	$0.08	$(0.58)	$0.09

Weighted Average Common and Common
Equivalent Shares:
Basic	4,220,259	3,071,131	4,063,697	2,484,660
Diluted	4,220,259	3,610,188	4,063,697	2,961,631

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2023	4,220,259	$42,203	$31,478,977	$(21,976,625)	$9,544,555

Net Income	-	-	-	97,535	97,535
Stock based compensation	-	-	35,854	-	35,854
					-
Balance at September 30, 2023	4,220,259	$42,203	$31,514,831	(21,879,090)	$9,677,944

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 30, 2022	3,017,700	$30,177	$29,098,800	$(14,894,485)	$14,234,492

Net income	-	-	-	296,467	296,467
Exercise of common stock warrants	77,779	778	217,003	-	217,781
Stock based compensation	13,335	133	195,515	-	195,648

Balance at September 30, 2022	3,108,814	$31,088	$29,511,318	$(14,598,018)	$14,944,388

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid	Subscriptions	Accumulated
	Shares	Amount	in Capital	Receivable	Deficit	Total

Balance at March 31, 2023	3,167,489	$31,675	$29,822,205	$(5,891)	$(19,516,944)	$10,331,045

Net Ioss	-	-	-	-	(2,362,146)	(2,362,146)
Issuance of common stock - at-the-market offering	1,052,770	10,528	1,697,617	-	-	1,708,145
Payment of stock offering costs	-	-	(104,250)	-	-	(104,250)
Stock based compensation	-	-	99,259	-	-	99,259
Collection of subscriptions receivable	-	-	-	5,891	-	5,891

Balance at September 30, 2023	4,220,259	$42,203	$31,514,831	$-	$(21,879,090)	$9,677,944

Balance at March 31, 2022	1,221,209	$12,212	$24,902,694	$-	$(14,878,482)	$10,036,424

Net income	-	-	-	-	280,464	280,464
Issuance of common stock	1,000,000	10,000	3,990,000	-	-	4,000,000
Payment of stock issuance expenses	-	-	(637,250)	-	-	(637,250)
Exercise of pre-funded warrants	561,113	5,611	162,723	-	-	168,334
Exercise of common stock warrants	309,001	3,090	862,113	-	-	865,203
Stock based compensation	15,803	158	231,055	-	-	231,213
Rounding of common stock issued due to reverse split	1,688	17	(17)	-	-	-

Balance at September 30, 2022	3,108,814	$31,088	$29,511,318	$-	$(14,598,018)	$14,944,388

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities
Net (loss) income	$(2,362,146)	$280,464
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	234,448	120,390
Change in inventory reserve	132,386	466,000
Change in allowance for bad debts	77,426	155,403
Gain from disposal of property and equipment	(44,296)	-
Stock based compensation	99,259	231,213
Amortization of right of use assets	433,086	417,068
Deferred taxes	-	80,081
Changes in operating assets and liabilities:
Accounts receivable	(8,904,041)	(8,011,050)
Due from banks	(152,148)	(976,166)
Accounts receivable - related parties	74,155	70,547
Inventories	(3,535,021)	(2,326,800)
Prepaid expenses and other current assets	47,393	193,984
Other non-current assets	(91,499)	(107,400)
Accounts payable	10,757,137	4,742,478
Accrued expenses	482,078	811,932
Refunds due to customers	721,948	(4,043)
Reserve for sales returns	1,389,251	700,606
Operating lease liabilities	(533,237)	(424,912)
Net cash used in operating activities	(1,173,821)	(3,580,205)
Cash flows from investing activities
Purchase of property and equipment	(67,978)	(87,801)
Disposal of property and equipment	53,860	-
Net cash used in investing activities	(14,118)	(87,801)
Cash flows from financing activities
Proceeds from issuance of stock, net of offering costs	1,603,895	3,362,750
Collection of subscriptions receivable	5,891	-
Payments on installment notes	(103,857)	(36,372)
Proceeds from exercise of common stock warrants	-	865,203
Proceeds from exercise of pre-funded warrants	-	168,334
Payments on finance leases	-	(3,709)
Net cash provided by financing activities	1,505,929	4,356,206
Net change in cash	317,990	688,200

Cash at beginning of year	2,894,574	2,290,483
Cash at end of period	$3,212,564	$2,978,683

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,280	$331,225
Right of use assets exchanged for lease liabilities	$3,874,496	$-

See notes to the condensed consolidated financial statements

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Overview

The Singing Machine Company, Inc., a Delaware corporation (the “Company” or “The Singing Machine”) is a consumer electronics manufacturer of retail karaoke products. Based in Fort Lauderdale, Florida, and founded over forty years ago, the Company is primarily engaged in the development, marketing, and sale of a wide assortment of at-home and in-car consumer karaoke audio equipment, accessories, musical recordings and products. The Company’s portfolio is marketed under both proprietary brands and licenses, including Carpool Karaoke and Sesame Street. The Company’s products are sold in locations worldwide, primarily through mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

The Singing Machine’s operations include its wholly owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”) and MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”).

NOTE 2 - RECENT DEVELOPMENTS

Private Placement

On November 20, 2023, the Company the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,199,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased.

Hospitality Lease

On August 23, 2023, MICS NY entered into an Agreement of Lease (the “Lease Agreement”) with OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), pursuant to which MICS NY agreed to lease approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York (the “Premises”). MICS NY intends to use the Premises as a new karaoke venue, offering immersive karaoke technology and audio-visual capabilities, with restaurant and bar offerings. (See Note 7 - Operating Leases)

The term of the Lease Agreement is for fifteen (15) years, or on such earlier date upon which the term shall expire, be canceled or terminated pursuant to any of the conditions or covenants of the Lease Agreement. Pursuant to the Lease Agreement, MICS NY is obligated to pay an initial base rent in the amount of $30,000 beginning August 1, 2024, with scheduled increases over the term, as set forth in the Lease Agreement.

ATM Offering

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1.8 million in shares of the Company’s common stock. The Company received net proceeds of approximately $1,690,000 after payment of brokerage commissions and administrative fees to the agent of approximately $55,000. The ATM Offering closed on May 12, 2023.

NOTE 3 – LIQUIDITY

The Company reported a net loss of approximately $2,362,000 and used cash in operating activities of approximately $1,174,000 for the six months ended September 30, 2023. The Company had cash on hand of approximately $3,213,000 as of September 30, 2023. In addition to this liquidity, the Company also a had positive working capital position (excluding cash) of approximately $5,500,000 as of September 30, 2023, and no material long or short-term indebtedness other than unsecured accounts payable and accrued expenses.

The Company believes that its cash on hand, cash received from the Private Placement, working capital (excluding cash), and cash expected to be generated from its operating forecast will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report. While the Company is optimistic that it will be successful in these efforts to achieve its plan, there can be no assurance that the Company will be successful in doing so.

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the six months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements information as of September 30, 2023 and the nine months ended September 30, 2023 is unaudited whereas the condensed consolidated balance sheet as of March 31, 2023 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10K for the fiscal year ended March 31, 2023. There have been no changes to our significant accounting policies as disclosed on the Company’s annual report on Form 10K for the fiscal year ended March 31, 2023.

NOTE 5 - REVENUE

The Company disaggregates revenues by product line as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments.

Revenue is derived from five different major product lines. Disaggregated revenue from these product lines for the three and six months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Six Months Ended
Product Line	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Classic Karaoke Machines	$7,259,000	$9,132,000	$8,461,000	$14,343,000
Licensed Products	36,000	4,000	43,000	48,000
SMC Kids Toys	297,000	622,000	327,000	1,557,000
Microphones and Accessories	962,000	2,558,000	1,885,000	5,110,000
Streaming Karaoke Machines *	7,377,000	4,798,000	7,840,000	7,748,000

Total Net Sales	$15,931,000	$17,114,000	$18,556,000	$28,806,000

*	Streaming Karaoke Machines -The Streaming Karaoke Machines product line is defined as a karaoke hardware unit that contains built-in technology that gives the user the ability to stream karaoke content directly via WiFi to the karaoke machine without requiring any third-party devices.

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

Sales by geographic region for the periods presented are as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Australia	$263,000	$670,000	$263,000	$670,000
Europe	290,000	306,000	290,000	306,000
North America	15,378,000	16,138,000	18,003,000	27,830,000

Total Net Sales	$15,931,000	$17,114,000	$18,556,000	$28,806,000

The Company selectively participates in a retailer’s co-op promotion incentives by providing marketing fund allowances to its customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended September 30, 2023 and 2022, co-op promotion incentives were approximately $1,637,000 and $724,000, respectively. For the six months ended September 30, 2023 and 2022, co-op promotion incentives were approximately $1,728,000 and $1,020,000, respectively.

The Company estimates variable consideration under its return allowance programs for goods returned from the customer whereby a revenue return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns as of September 30, 2023 and March 31, 2023 was approximately $2,289,000 and $900,000, respectively. In conjunction with the recording of the revenue sales return reserve, the Company estimates the cost of products that are expected to be returned under its return allowance program whereby the estimated cost of product returns is recorded as an asset and is included in inventory on the condensed consolidated balance sheets. The Company’s estimated cost of returns as of September 30, 2023 and March 31, 2023 was approximately $840,000 and $555,000, respectively.

A return program for defective goods is negotiated with each of the Company’s wholesale customers on a year-to-year basis. Customers are allowed to return defective goods within a specified period of time after shipment (between six and nine months). The Company does make occasional exceptions to this return policy and accordingly records a sales return reserve based on historic return amounts, specific exceptions as identified and management estimates.

The Company records a sales reserve for its return goods programs at the time of sale for estimated sales returns that may occur. The liability for defective goods is included in the reserve for sales returns on the condensed consolidated balance sheets.

NOTE 6 – FINANCING

Asset-backed Revolving Credit Facility

On October 14, 2022, the Company entered into a Loan and Security Agreement with Fifth Third Financial Corporation (the “Credit Agreement”), as Lender, replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $15 million revolving credit facility (“Credit Facility”). The Credit Facility was terminated on November 17, 2023. Availability under the Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Agreement).

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and are being amortized over life of the loan. During the three months ended September 30, 2023 and 2022, the Company incurred amortization expense of approximately $21,000 and $0, respectively associated with the amortization of deferred financing costs from the Credit Agreement. During the six months ended September 30, 2023 and 2022, the Company incurred amortization expense of approximately $42,000 and $8,000, respectively, associated with the amortization of deferred financing costs from the Credit Agreement.

Borrowings under the Credit Facility took the form of base rate loans at interest rates of the greater of either (a) the Prime Rate plus 0.50% or (b) the Secured Overnight Financing Rate (“SOFR”) 30-day term rate plus 3%, subject to a minimum of 0.050% in either case. For the three months ended September 30, 2023 and 2022, the Company incurred interest expense of approximately $22,000 and $0, respectively. For the six months ended September 30, 2023 and 2022, the Company incurred interest expense of approximately $42,000 and 8,000, respectively.

The Credit agreement included certain covenants which included, but were not limited to restrictions on debt, asset liens, capital expenditures, formation of new entities and financial covenants.

As of March 31, 2023, the Company was in default under the Credit Facility due to non-compliance with a covenant. On May 19, 2023 the Company executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and new financial covenants.

On August 30, 2023, the Company entered into a Waiver and Second Amendment (the “Revolving Loan Amendment”) to the Credit Agreement. The Revolving Loan Amendment provides for, among other things, (i) a waiver of all known existing defaults under the Credit Agreement as of the date of the Revolving Loan Amendment and (ii) the amendment of the definition of “Borrowing Base” to reduce from $5,000,000 to $2,000,000.

On November 17, 2023, the Company voluntarily terminated the Credit Agreement as the Company could not comply with the debt coverage financial covenant effective September 30, 2023. There was no balance outstanding on the credit agreement as of the termination date.

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

For the three and six months ended September 30, 2022, the Company incurred approximately $0 and $8,000, respectively, in amortization costs for deferred financing charges associated with the credit and security agreements with Crestmark and IHC. The Company also incurred interest expense of approximately $79,000 and $132,000 for the three and six months ended September 30, 2022, respectively, associated with the credit and security agreements with Crestmark and IHC.

NOTE 7 – OPERATING LEASES

At the time of this filing, the Company has operating lease agreements for offices in Florida and Hong Kong and a retail location in New York expiring in various years through 2038.

The Company entered into an operating lease on August 23, 2023 for approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space. The lease expires August 22, 2038, and the monthly base rent is $30,000, subject to annual increases. The lease includes a 11-month free rent period between August 1, 2023 and June 30, 2024 and also includes a $700,000 reimbursement for tenant improvements upon completion of construction milestones as defined in the lease. Due to uncertainties as to whether these milestones will be met timely, the Company has not recorded any amounts related to the tenant improvement allowance in our condensed consolidated financial statements for the three and nine months ended September 30, 2023. The Company recorded a right of use asset of approximately $3,875,000 at lease inception in the balance sheet of our condensed consolidated financial statements.

On August 31, 2023 our Ontario, California operating lease agreement for our primary warehouse expired. The Company did not renew the lease and instead transferred all of its warehousing and logistics operations to a third-party logistics facility.

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

Supplemental balance sheet information related to leases as of September 30, 2023 is as follows:

Supplemental balance sheet information related to leases as follows:

	As of September 30, 2023	As of March 31, 2023
Assets:
Operating lease - right-of-use assets	$4,002,595	$561,185

Liabilities
Current
Current portion of operating leases	$112,647	$508,515
Operating lease liabilities, net of current portion	$3,825,115	$87,988

Supplemental statement of operations information related to operating leases is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense as a component of general and administrative expenses	$283,450	$227,839	$520,457	457,088

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$560,559	$232,770	$812,872	463,521

Lease term and Discount Rate
Weighted average remaining lease term (years)	15.1
Weighted average discount rate	12%

The following table summarizes information regarding lease maturities and balance due as follows:

Year	Operating Leases

2023 (remaining three months)	$45,222
2024	268,669
2025	355,033
2026	529,000
2027	585,000
2028	610,500
Thereafter	7,554,718
Total minimum future payments	9,948,142
Less: interest	6,010,380
Total operating lease liabilities	$3,937,762
Less: current portion of lease liabilities	112,647
Operating lease liabilities, net of current portion	$3,825,115

NOTE 8 – STOCK COMPENSATION EXPENSE

Equity Incentive Plan

On April 12, 2022, the Company’s Board of Directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan, (the”2022 Plan”). The 2022 Plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

The maximum number of shares of common stock initially available for issuance under the 2022 Plan was 233,333 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 33,334 shares, and (iii) a lesser amount as determined by the Company’s Board of Directors.

The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled or are forfeited, shall again become available for issuance under the 2022 Plan.

The 2022 Plan authorized an aggregate of 266,667 shares of the Company’s common stock available to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors. As of September 30, 2023, the Company had granted 24,446 shares of common stock and 107,752 common stock options under the 2022 Plan of which 54,252 stock options were vested leaving 134,469 shares available for issue.

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

Common Stock Options

During the three and six months ended September 30, 2023, the Company did not issue any stock options.

A summary of stock option activity for the six months ended September 30, 2023 is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Stock Options:
Balance at beginning of period	161,427	$7.90	6.6
Forfeited	(47,666)	$7.26	-
Balance at end of period	113,761	$8.08	6.2

Options exercisable at end of period	91,261	$8.06

As of September 30, 2023, there was unrecognized expense of approximately $142,000 remaining on options currently vesting over time with an approximate average of 21 months remaining until these options are fully vested. The vested options as of September 30, 2023 had no intrinsic value.

For the three months ended September 30, 2023 and 2022, the stock compensation expense was approximately $36,000 and $70,000, respectively. For the six months ended September 30, 2023 and 2022, the stock compensation expense was approximately $99,000 and $231,000, respectively.

Warrants

As of both September 30, and March 31, 2023, there were 902,113 warrants outstanding at an average exercise price of $3.04. There were no changes in warrants outstanding during the period.

As of September 30, 2023, the Company’s outstanding warrants by expiration date were as follows:

Number of CommonWarrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

NOTE 9 –COMPUTATION OF EARNINGS PER SHARE

Computation of basic and dilutive earnings (loss) per share was as follows:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the six months ended September 30, 2023	For the six months ended September 30, 2022
Net income (loss)	$97,535	$296,467	$(2,362,146)	$280,464
Weighted-average common shares outstanding	4,220,259	3,071,131	4,063,697	2,484,660
Weighted-average diluted shares outstanding	4,220,259	3,610,188	4,063,697	2,961,631
Basic net income (loss) per share	$0.02	$0.10	$(0.58)	$0.11
Diluted net income (loss) per share	$0.02	$0.08	$(0.58)	$0.09

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Potentially dilutive securities (including warrants and stock options) are excluded from the diluted EPS in loss periods when the applicable exercise price is greater than the market price on their period end date as their effect would be anti-dilutive.

THE SINGING MACHINE COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Unaudited)

For the three and six months ended September 30, 2023, options to purchase 91,261 shares of common stock and 902,113 common stock warrants were excluded from the calculation of diluted EPS per share as the result would have been anti-dilutive. For the three and six months ended September 30, 2022, options to purchase 49,781 shares of common stock were excluded in the calculation of diluted net income per share as the result would have been anti-dilutive.

NOTE 10 –RELATED PARTY TRANSACTIONS

The Company has an ongoing music subscription sharing agreement with Stingray Group, Inc. (“Stingray”), who has a minority interest in the Company, which enables subscribers to access a digital music library maintained by Stingray for the benefit of the Company and its retail customers. For the three months ended September 30, 2023 and 2022, the Company received music subscription revenue of approximately $156,000 and $123,000, respectively. For the six months ended September 30, 2023 and 2022, the Company received music subscription revenue of approximately $332,000 and $255,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations. On September 30, 2023 and March 31 2023, the Company had approximately $165,000 and $218,000, respectively, due from Stingray for music subscription reimbursement.

Stingray has one representative on the Company’s board of directors. For the three months ended September 30, 2023 and 2022, the Company compensated this board member approximately $16,000 and $0, respectively for his services to the board. For the six months ended September 30, 2023 and 2022, the Company compensated this board member approximately $16,000 and $24,000, respectively for his services to the board. Such board compensation is recorded within general and administrative expenses on the condensed consolidated statements of operations.

As of September 30, 2023 and March 31, 2023, the Company had approximately $0 and $21,000 due from the Company’s largest shareholder, Ault Alliance, Inc. (“AAI”) for trade show expenses incurred on behalf of AAI in January, 2023.

AAI has three representatives on the Company’s board of directors who are compensated for their services to the board. For both the three and six months ended September 30, 2023 and 2022, these board members received approximately $48,000 and $10,000, respectively for their services to the board. Such board compensation is recorded within general and administrative expenses on the condensed consolidated statements of operations.

NOTE 11 – CONCENTRATIONS OF CREDIT RISK AND REVENUE

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for doubtful accounts is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. At September 30, 2023, there were two customers in North America that individually owed over 10% of total accounts receivable. Amounts due from these customers were approximately 44% and 28%, respectively, of total accounts receivable as of September 30, 2023. At March 31, 2023, there were three customers in North America that individually owed over 10% of total accounts receivable. Amounts due from these customers were approximately 47%, 18% and 14%, respectively, of total accounts receivable as of March 31, 2023.

The Company generates most of its revenue from retailers of products in the United States with a significant amount of sales concentrated with several large customers, the loss of which could have an adverse impact on the financial position of the Company. For the three months ended September 30, 2023, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 28%, 22% and 21%, respectively. For the three months ended September 30, 2022, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 43%, 29% and 10%, respectively.

For the six months ended September 30, 2023, there were three customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 38%, 20% and 18%, respectively. For the six months ended September 30, 2022, there were two customers who individually accounted for 10% or more of the Company’s net sales. Revenue derived from these customers as a percentage of net sales were 46%, and 32%, respectively.

NOTE 12 – INCOME TAXES

For the three and six months ended September 30, 2023, we did not recognize any income tax provision or benefit as the Company is not forecasting any taxable income for the current fiscal year. The Company’s income tax provision for the three and six months ended September 30, 2022, approximately $102,000 and $97,000, respectively. The Company’s income tax expense differs from the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three and six months ended September 30, 2023 and the utilization of certain deferred tax assets and credits for the three and six months ended September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended March 31, 2023, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023.

In this Quarterly Report, unless the context requires otherwise, references to the “Company,” “Singing Machine,” “we,” “our company” and “us” refer to The Singing Machine Company, Inc., a Delaware corporation, as well as our wholly owned subsidiaries; “SMCL” refers to SMC Logistics, Inc., a California corporation, “SMCM” refers to SMC-Music, Inc., a Florida corporation, “SMH” refers to SMC (HK) Limited, a Hong Kong company, and “MICS NY” refers to MICS Nomad, LLC, a Delaware limited liability company.

Overview

The Singing Machine Company, Inc., a Delaware corporation (the “Company” or “The Singing Machine”) is a consumer electronics manufacturer of retail karaoke products. Based in Fort Lauderdale, Florida, and founded over forty years ago, the Company is primarily engaged in the development, marketing, and sale of a wide assortment of at-home and in-car consumer karaoke audio equipment, accessories, musical recordings and products. The Company’s portfolio is marketed under both proprietary brands and licenses, including Carpool Karaoke and Sesame Street. The Company’s products are sold in locations worldwide, primarily through mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

The Singing Machine’s operations include its wholly owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”) and MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”).

Recent Developments

Private Placement

On November 20, 2023, the Company the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,199,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased.

Termination of Debt agreement

On November 17, 2023, the Company voluntarily terminated the asset-backed credit facility with Fifth Third Bank as the Company could not comply with the debt coverage financial covenant effective September 30, 2023.

Change in Fiscal Year.

On September 22, 2023, the Board of Directors approved a change in the fiscal year end of the Company from March 31st to December 31st. Following such change, the date of the Company’s next fiscal year end is December 31, 2023 upon filing of our transition report. Consequently, the Company intends to file a transition report on Form 10-K for the period from April 1, 2023 to December 31, 2023.

Hospitality Lease

On August 23, 2023, MICS NY entered into an Agreement of Lease (the “Lease Agreement”) with OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), pursuant to which MICS NY agreed to lease approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York (the “Premises”). MICS NY intends to use the Premises as a new karaoke venue, offering immersive karaoke technology and audio-visual capabilities, with restaurant and bar offerings.

The term of the Lease Agreement is for fifteen (15) years, or on such earlier date upon which the term shall expire, be canceled or terminated pursuant to any of the conditions or covenants of the Lease Agreement. Pursuant to the Lease Agreement, MICS NY is obligated to pay an initial base rent in the amount of $30,000 beginning August 1, 2024, with scheduled increases over the term, as set forth in the Lease Agreement.

Formation of New Subsidiaries

On July 23, 2023, the Company formed three new subsidiaries: MICS Hospitality Holdings, Inc., a Delaware corporation, MICS Hospitality Management, LLC, a Delaware limited liability company, and MICS Nomad, LLC, a Delaware limited liability company, all of which were formed to support and operate the new hospitality business segment.

ATM Offering

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1.8 million in shares of the Company’s common stock. The Company received net proceeds of approximately $1,690,000 after payment of brokerage commissions and administrative fees to the agent of approximately $55,000. The ATM Offering closed on May 12, 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales as follows:

	For Three Months Ended		For Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Goods Sold	76.6%	77.5%	75.3%	75.9%

Gross Profit	23.4%	22.5%	24.7%	24.1%

Operating Expenses
Selling expenses	7.3%	5.3%	8.7%	5.2%
General and administrative expenses	15.1%	13.5%	27.3%	15.9%
Depreciation and amortization	0.3%	0.4%	1.3%	0.4%

Total Operating Expenses	22.7%	19.1%	37.3%	21.5%

Income (Loss) from Operations	0.7%	3.4%	-12.6%	2.6%

Other Income (Expenses)
Gain on disposal of fixed assets	0.3%	0.0%	0.2%	0.0%
Interest expense	-0.3%	-1.1%	-0.4%	-1.2%
Finance costs	0.0%	0.0%	0.0%	0.0%

Total Other (Expenses) Income, net	0.0%	-1.1%	-0.2%	-1.2%

Income (Loss) Before Income Tax Benefit	0.7%	2.3%	-12.8%	1.4%

Income (Provision) Benefit	0.0%	-0.6%	0.0%	-0.3%

Net Income (Loss)	0.7%	1.7%	-12.8%	1.1%

Quarter Ended September 30, 2023 Compared to the Quarter Ended September 30, 2022

Net Sales

Net sales for the three months ended September 30, 2023 decreased to approximately $15,931,000, from approximately $17,114,000 representing a decrease of approximately $1,183,000 (6.9%) as compared to the three months ended September 30, 2022. The decrease in net sales was primarily due to an estimated $913,000 increase in accrued co-op incentives based on promotional programs planned for the upcoming holiday season.

Gross Profit

Gross profit for the three months ended September 30, 2023 decreased to approximately $3,733,000 from approximately $3,853,000, representing a decrease of approximately $120,000 as compared to the three months ended September 30, 2022. There was a decrease in gross profit of approximately $266,000 primarily due to the decrease in net sales as described above. This decrease was offset by improved gross margins from 22.5% to 23.4%, which generated approximately $143,000 in higher gross income than if the prior periods’ margins had remained unchanged. The improvement in gross margins was in part due to the introduction of several new products that normally yield higher margins and reductions in product cost due to significant decreases in inbound freight.

Operating Expenses

During the three months ended September 30, 2023, total operating expenses increased to approximately $3,628,000, compared to approximately $3,268,000 during the three months ended September 30, 2022. This represents an increase in total operating expenses of approximately $360,000 (11.0%) from the three months ended September 30, 2022. There was an increase in selling expenses of approximately $269,000 during the three months ended September 30, 2023, as compared to the same period in the prior year primarily due to a one-time marketing promotion event cost of approximately $200,000 that was expensed during the three months ended September 30, 2023. The remaining increase was primarily due to an increase in legal and professional expenses related to the launch of the Company’s emerging hospitality segment.

Other Expenses

Other expenses were approximately $8,000 for the three months ended September 30, 2023, as compared to approximately $186,000 in other expenses for the three months ended September 30, 2022. There was a reduction in expenses related to lower interest and financing costs of approximately $134,000 and a gain on sale of warehouse equipment of approximately $44,000 associated with the closing of the California warehouse facility and disposal of warehouse equipment.

Income Taxes

For the three months ended September 30, 2023, we did not recognize any income tax provision or benefit as the Company is not forecasting any taxable income for the current fiscal year. The Company’s income tax provision for the three months ended September 30, 2022, was approximately $102,000. The Company’s income tax expense differs from the expected tax benefit/expense based on statutory rates primarily due to a full valuation allowance for all of its subsidiaries for the three months ended September 30, 2023 and the utilization of certain deferred tax assets and credits for the three months ended September 30, 2022.

Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022

Net Sales

Net sales for the six months ended September 30, 2023 decreased to approximately $18,556,000, from approximately $28,806,000, representing a decrease of approximately $10,250,000 (35.6%) as compared to the six months ended September 30, 2022. The decrease in net sales was primarily due to an initial product set order for approximately $3,140,000 by our largest customer in the first quarter of fiscal 2022. This was largely a one-time event that represented 35% of the decrease in gross sales recognized during the six months ended September 30, 2023. The remaining decrease of approximately $5,713,000 was primarily due to change in buying demand from specific customers. One customer was the largest contributing factor to this development, and we believe this was primarily due to a reduction in the total number of product lines carried by this customer during the 2022 holiday season, as well as a relocation of the majority of the product within the customer’s retail layout. We also experienced a decrease in demand from a second customer, which was more than offset by new demand from a customer in Canada, which has been a rapidly growing new account for us. All other customer demand levels remained largely in line with expectations.

Gross Profit

Gross profit for the six months ended September 30, 2023 decreased to approximately $4,583,000, from approximately $6,943,000, representing a decrease of approximately $2,360,000 as compared to the six months ended September 30, 2022. The decrease in gross profit was primarily due to the decrease in net sales as discussed in net sales above.

Operating Expenses

During the six months ended September 30, 2023, total operating expenses increased to approximately $6,907,000 compared to approximately $6,211,000 during the six months ended September 30, 2022. This represents an increase in total operating expenses of approximately $696,000 (11.2%) from the six months ended September 30, 2022. The increase in operating expenses is primarily due approximately $575,000 in professional, legal and rent expenses for the launch of the Company’s emerging hospitality segment during the six months ended September 30, 2023 as compared to the same period in the prior year. There was also a one-time marketing promotion event cost of approximately $200,000 that was expensed during the six months ended September 30, 2023.

Other Expenses

Other expenses were approximately $37,000 for the six months ended September 30, 2023, as compared to approximately $354,000 in other expenses for the six months ended September 30, 2022. There was a reduction in expenses related to lower interest and financing costs of approximately $272,000 and a gain on sale of warehouse equipment of approximately $44,000 associated with the closing of the California warehouse facility and disposal of warehouse equipment.

Income Taxes

For the six months ended September 30, 2023, we did not recognize any income tax provision or benefit as the company is not forecasting any taxable income for the current fiscal year. The Company’s income tax provision for the six months ended September 30, 2022, approximately $97,000. The Company’s income tax expense differs from the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the six months ended September 30, 2023 and the utilization of certain deferred tax assets and credits for the three months ended September 30, 2022.

Liquidity and Capital Resources

The Company reported a net loss of approximately $2,362,000 and used cash in operating activities of approximately $1,174,000 for the six months ended September 30, 2023. The Company had cash on hand of approximately $3,213,000 as of September 30, 2023. In addition to this liquidity, the Company also a had positive working capital position (excluding cash) of approximately $5,500,000 as of September 30, 2023, and no material long or short-term indebtedness other than unsecured accounts payable and accrued expenses.

The Company believes that its cash on hand, cash received from the Private Placement, working capital (excluding cash), and cash expected to be generated from its operating forecast will be adequate to meet the Company’s liquidity requirements for at least twelve months from the date of this report. While the Company is optimistic that it will be successful in these efforts to achieve its plan, there can be no assurance that the Company will be successful in doing so.

Critical Accounting Policies

Our interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in our Annual Report for the fiscal year ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Not required for small reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1+	Agreement of Lease by and between MICS Nomad, LLC and OAC 111 Flatiron, LLC and OAC Adelphi, LLC, dated August 1, 2023 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.2	Full Lease Guaranty by The Singing Machine Company, Inc. in favor of OAC 111 Flatiron, LLC and OAC Adelphi, LLC, dated August 23, 2023 (incorporated by reference to Exhibit 10.2 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.3	Waiver and Second Amendment to Credit and Security Agreement dated August 30, 2023 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: November 20, 2023	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

/s/ Lionel Marquis
Lionel Marquis
Chief Financial Officer
(Principal Financial and Accounting Officer)

