Form 10-KT
period 2023-12-31
SINGING MACHINE CO INC
filed 2024-04-15
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KT

(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2023 to December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price for the common stock on such date of $1.33, as reported on the Nasdaq Capital Market, was approximately $2,387,548 (based on 4,220,259 shares outstanding to non-affiliates).

The number of shares of common stock, $.01 par value per share, outstanding as of April 15, 2024, was 6,418,061.

DOCUMENTS INCORPORATED BY REFERENCE – None

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

INDEX TO TRANSITION REPORT ON FORM 10-KT

FOR THE TRANSITION PERIOD FROM APRIL 1, 2023 TO DECEMBER 31, 2023

2

EXPLANATORY NOTE

Our Board of Directors on September 22, 2023, approved a change to our fiscal year end from March 31 to December 31. References to a specific fiscal year are the nine-month period ended December 31, 2023, and our fiscal years 2023 and 2022 are for the twelve months ended March 31, 2023, and March 31, 2022, unless otherwise noted.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT (the “Transition Report”) contains ‘‘forward-looking statements’’ that represent our beliefs, projections and predictions about future events within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ‘‘forward-looking statements’’, including any projections of earnings, revenue or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new projects or other developments, any statements regarding future economic conditions or performance, any statements of management’s beliefs, goals, strategies, intentions and objectives, and any statements of assumptions underlying any of the foregoing. Words such as ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘could’’, ‘‘would’’, ‘‘predicts’’, ‘‘potential’’, ‘‘continue’’, ‘‘expects’’, ‘‘anticipates’’, ‘‘future’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘estimates’’ and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, those factors discussed under the headings ‘‘Risk Factors’’, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Business’’ and elsewhere in this Transition Report.

PART I

ITEM 1. BUSINESS

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

Overview

We are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We believe we are a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products are among the most widely available karaoke products in the world. Our mission is to “create joy through music.” To deliver on this mission, we are focused on the following multi-prong approach:

●	In the short-term, improve profitability by optimizing operations and continue to expand gross margins; and
●	In the mid-to-long-term, continue to grow our global distribution and expand into new product categories that take advantage of our vast distribution relationships and sourcing abilities.

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Transition Report on Table of Contents Form 10-KT are for the nine-month period ended December 31, 2023 (“the transition period”), and our fiscal years 2023 and 2022 are for the twelve months ended March 31, 2023, and March 31, 2022, unless otherwise noted.

Recent Events and Developments

Oxford Credit Facility

On March 28, 2024, the Company and Oxford Commercial Finance, a Michigan banking corporation, (referred to as “Oxford”) entered into a Loan Agreement (the “Loan Agreement”) and related Revolving Credit Note (the “Note”) for a $2 million revolving line of credit (the “Oxford Line of Credit”). Availability under the Oxford Line of Credit is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the Company as set forth in the Loan Agreement.

In connection with the Oxford Line of Credit, the Company is required to: (a) Pay to Oxford a loan fee in the amount of one percent (1%) of the Revolving Loan Cap (as defined in the Loan Agreement): (b) Pay Field Exam (as defined in the Loan Agreement) expenses to Oxford; (c) Maintain an average outstanding principal balance of the loan for each month in the amount of Five Hundred Seventy Thousand Dollars ($570,000) (“Minimum Loan Balance”). If the actual average outstanding principal balance of the loan in any month is less than the Minimum Loan Balance, the Company must pay interest for such month calculated on the Minimum Loan Balance; (d) Pay an early exit fee to Oxford, in the event the Company terminates the Loan Agreement and repays the obligations under the Note in full, as liquidated damages and not as a penalty, in an amount equal to: (i) if prior to the one year anniversary date of the Note, two percent (2.00%) of the Revolving Loan Cap (as defined in the Loan Agreement) plus any fees which are due or to become due under the Loan Agreement, and (ii) if on and after the one year anniversary date of the Note, but prior to the two year anniversary date of the Note, two percent (2.00%) of the Revolving Loan Cap plus any fees which are due or to become due under the Loan Agreement; and (e) Pay any and all third party expenses, including the reasonable fees and disbursements of Oxford’s counsel, in connection with the preparation, administration and enforcement of the Line of Credit agreements or the other loan documents.

The revolving credit facility bears interest of the Prime Rate (the interest reported daily in the Wall Street Journal) plus 2.5%, but in any event, not less than 10%.

Pursuant to the Security Agreement (the “Security Agreement”) entered into by and between the Company and Oxford on March 28, 2024, the obligations under the Loan Agreement are secured by all of the assets of the Company, presently owned or later acquired, and all cash and non-cash proceeds thereof (including, without limitation, insurance proceeds).

Private Placement

On November 20, 2023, the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,199,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased.

Hospitality Lease

On August 23, 2023, MICS NY entered into an Agreement of Lease (the “Lease Agreement”) with OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), pursuant to which MICS NY agreed to lease approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York (the “Premises”). It was the Company’s intention to use the Premises as a new karaoke venue, offering immersive karaoke technology and audio-visual capabilities, with restaurant and bar offerings however due to lack of funding, the Company initiated termination of the lease in March 2024 (See Note 8 - Operating Leases).

The term of the Lease Agreement is for fifteen (15) years, or on such an earlier date upon which the term shall expire, be canceled, or terminated pursuant to any of the conditions or covenants of the Lease Agreement. Pursuant to the Lease Agreement, MICS NY is obligated to pay an initial base rent in the amount of $30,000 beginning July 1, 2024, with scheduled increases over the term, as set forth in the Lease Agreement.

In March 2024, the Company initiated the termination of this lease under certain provisions made available under the Lease Agreement. The Landlord and the Company are in active discussions as to the terms of the lease termination however as of this filing, it is too early in the negotiation process to estimate any potential loss, if any, related to the lease termination process.

ATM Offering

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,800,000 in shares of the Company’s common stock. For the nine months ended December 31, 2023, and the twelve-month period ended March 31, 2023, the Company received net proceeds of approximately $1,654,000 and $36,000, respectively, after payment of brokerage commissions and administrative fees to the agent. As of May 12, 2023, the Company terminated the Sales Agreement.

Termination of Credit Facility

On November 17, 2023, the Company voluntarily terminated the Loan and Security Agreement with Fifth Third Financial Corporation. There was no balance outstanding on the credit agreement as of the termination date.

Our Product Portfolio

Our products are sold directly to distributors and retail customers. Our portfolio of owned and licensed brands and products are organized into the following categories:

Karaoke— including our flagship brand Singing Machine, our karaoke line is driven by products at affordable price points that we believe deliver great value to our customers. All of our karaoke products are Bluetooth® enabled to allow access to digital music content via our mobile apps available on iOS and Android platforms. Our core karaoke line offers advanced features, including but not limited to, enabling customers to output video to a TV screen, correcting singer’s pitch in real-time with our proprietary PitchLab™ technology, streaming karaoke content directly to the machine via WiFi, casting karaoke songs from a mobile device to our karaoke machines through our SingCast™ casting technology, singing duets, and displaying scrolling lyrics in-time with the song. Our products are sold directly to consumers via our retail channels, ecommerce, our own website, and distributors worldwide. This product category accounted for approximately 83% of our net sales in our nine months ended December 31, 2023.

Licensed Products— including brands such as Carpool Karaoke. In 2019, we entered into a 3-year license agreement with CBS® for its Carpool Karaoke brand, made popular by James Corden on The Late Show with James Corden. We launched an innovative Carpool Karaoke Microphone that works specifically in the car. This license agreement with CBS expired on September 30, 2022. On February 28, 2023, we renewed this license agreement for an additional three years. On March 16, 2023, we entered into a three-year license agreement with Sesame Street Workshop for its Sesame Street brand for karaoke and singalong toy products, effective January 1, 2023. Through this license agreement, we will be able to develop and offer for sale all the iconic and beloved Sesame Street characters like Elmo, Big Bird, Cookie Monster, Abby Cadabby, and many more. This product category accounted for less than 2% of our net sales in the nine months ended December 31, 2023.

Microphones and Accessories— we currently offer a line of traditional microphone accessories that are compatible with our karaoke machines. These microphones feature an assortment of colors, come wired or wireless, and may include new features like party lighting and voice changing effects. We are also seeing growth in portable Bluetooth microphones which are marketed under our Party Machine brand. This product category accounted for approximately 11% of our net sales in the nine months ended December 31, 2023.

Singing Machine Kids Youth Electronics— including the brand Singing Machine Kids. Our kids’ line of products offers fun music entertainment features designed specifically for children. Our kids’ products introduce singing and music entertainment for young singers and offer advanced features, such as voice changing effects, recording, Bluetooth compatibility, and portability. This product category accounted for approximately 2% of our net sales in the nine months ended December 31, 2023.

Automotive— In January 2023, we announced at the Consumer Electronics Show that we will be entering the connected vehicle karaoke device market in partnership with Stingray Group, Inc. (“Stingray”). We have developed microphone hardware utilizing our PitchLab™ technology to offer integrated wireless microphones for connection with major automotive brand’s vehicles. We are currently in discussion with many automotive brands to offer our products. This product category is new and did not contribute to our net sales in the nine months ended December 31, 2023.

Music Subscriptions— in conjunction with our premium partner, Stingray, we offer karaoke music subscription services for the iOS and Android platforms as well as a web-based download store and integrated streaming services for our hardware. We currently offer almost 20,000 licensed karaoke songs in the catalog. This product category accounted for approximately 2% of our net sales in the nine months ended December 31, 2023.

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

Business Operations

We operate in one principal industry, namely consumer electronics, across geographically diverse marketplaces, selling our products globally to large, national retailers as well as independent retailers, on our retailer’s websites, and our own direct to consumer website. In North America, our customers include Amazon, Costco, Sam’s Club, Target and Wal-Mart. Our largest international territories are the U.K. and Australia, where we sell through international distributors. We also sell to select international retail customers in geographic locations where we do not have a direct sales presence.

Suppliers and Manufacturing

We source our products from a variety of contract manufacturers in southern China. We are not dependent on any one supplier as we use multiple manufacturers to make our products. We maintain a Hong Kong office that provides us with factory management, sourcing, quality control, engineering, and product development. We buy finished goods from our suppliers and generally do not source raw materials for manufacturing, however in limited circumstances where we develop proprietary hardware and software, we will secure the proprietary circuits and provide them to our contract manufacturers for assembly into the final product. While we are not responsible for sourcing raw materials, we rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for assembly into our final products.

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

On August 31, 2023, the lease at our Ontario, California warehouse facility expired and was not renewed. Instead, we outsourced this business function by entering into a service agreement with a third-party logistics company to provide domestic and Canadian warehousing services, effective September 1, 2023.

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

We seek to expand our direct-to-consumer sales, which we believe will increase overall gross margins and increase brand awareness.

Marketing, promotion, and consumer engagement are key elements in the youth electronics, toy, and music categories. Historically, a significant percentage of our promotional spending has been structured as co-op promotion incentives with our large retail partners. We continue to focus our marketing efforts on growing brand awareness among our target consumer demographic, optimizing marketing investments, and executing an integrated marketing strategy. We believe an important component of our future growth is based on speaking to the right customer, with the right content, in the right channel, at the right time. We have implemented online marketing, social media, and digital analytics tools, which allow us to better measure the performance of our marketing activities, learn from our consumers, and receive valuable insights into industry and competitor activities.

Customer service is a critical component of our marketing strategy. We maintain a U.S.-based internal customer service department within our corporate headquarters that responds to customer inquiries, investigates, and resolves issues, and is available to assist customers and consumers during business hours.

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

Customers

Sales to our top five customers together comprised approximately 97% and 91% of our net sales for the nine-month transition period ended December 31, 2023, and 2022, respectively. In the nine months ended December 31, 2023, revenues from three of these customers represented greater than 10% of net sales, at 48%, 12% and 21% of total net sales. In our fiscal year ended December 31, 2022, revenues from two of these customers represented greater than 10% of net sales, at 46% and 22% of total net sales.

We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers’ willingness to purchase and provide floor or shelf space for our products.

Seasonality

We do experience heightened seasonal demand for our products, typically beginning in late July, and extending into early November of each calendar year, which is accounted for in our quarters ended September 30 and December 31. In our nine-month transition period ended December 31, 2023, and fiscal year ended March 31, 2023, approximately 91% and 62%, respectively, of our net sales shipped in our quarters ended September 30 and December 31. However, we continually look for products and new categories to reduce our exposure to seasonality variances.

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

Human Capital Resources

As of March 31, 2024, we had 27 employees, with 20 located at our corporate office, and 7 in our office in Hong Kong. Of our employees, 1 was engaged in engineering and product development, 7 in sales and marketing, 8 in customer support or general operations and 11 in general administration and finance. All but 2 of these employees are employed on a full-time basis. As of March 31, 2024, approximately 59% of our current workforce is female, 41% male, and our average tenure is 5.11 years. None of our employees are represented by a collective bargaining unit or is a party to a collective bargaining agreement.

Available Information

We are a Delaware corporation that was formed in 1994. Our common stock is traded on the NASDAQ Capital Market under the symbol “MICS”. Our principal executive offices are located at 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL, and our telephone number is (954) 596-1000. We maintain our corporate website at www.singingmachine.com. Our website also includes corporate governance information, including our Code of Ethics and our Board committee charters. The information contained on our website does not constitute a part of this Transition Report.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Transition Report on Form 10-KT and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Transition Report.

Risks Related to Our Company and Financial Condition

We May Encounter Difficulties Accessing Capital.

We have historically been reliant on third party working capital debt providers, and on periodic equity capital transactions to supplement our access to debt capital. Under certain circumstances, including the maintenance of our Nasdaq listing status, governmental regulatory compliance and other conditions, we may or may not continue to have access to either debt or equity capital. In the event of a loss of access to capital, there are no assurances that the Company will be able to continue to operate without material changes to its cost structure or revenue composition. There are also no assurances that even with such changes, that the Company could otherwise self-fund its ongoing operations.

We Have Incurred Significant Losses, Have Limited Cash on Hand and There is Substantial Doubt as to Our Ability to Continue as a Going Concern.

The Company incurred net losses of approximately $6,398,000 for the nine-month transition period ended December 31, 2023. As of December 31, 2023, the Company’s cash balance was approximately $6,703,000. Based on cash flow projections from operating and financing activities and the existing balance of cash, management is of the opinion that the Company has insufficient funds to sustain operations for at least one year after the date of this report, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to obtain outside financing to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the twelve months following the issuance date of the financial statements included elsewhere in this report.

The Company’s plan to alleviate the going concern issue is to increase revenue while controlling operating costs and expenses and obtaining funds from outside sources of financing to generate positive financing cash flows. While management is optimistic about its ability to raise funds to fund operations for at least one year after the date of this report, there can be no assurance that any such measures will be successful. The Company’s ability to raise additional funds will depend, in part, on the success of our product development activities, and other events or conditions that may affect the share value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. Accordingly, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We May Need to Raise Additional Capital to Fund Our Operations in Furtherance of Our Business Plan.

We incurred a net loss of approximately $6,398,000 during the nine-month transition period ended December 31, 2023, and had a net loss of approximately $4,638,000 during the fiscal year ended March 31, 2023. If we are unable to achieve profitable operations, we may need to raise additional capital to fund our operations in the furtherance of our business plan. Any proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financing may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

We Are Heavily Dependent on Our Senior Management, and a Loss of a Member of Our Senior Management Team Could Cause Our Stock Price to Suffer.

If we lose the services of Gary Atkinson, our Chief Executive Officer, or Bernardo Melo, our Chief Revenue Officer, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Messrs. Atkinson and Melo have worked at our company for 15 and 20 years, respectively, and are primarily responsible for all our day-to-day operations. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals. Although we have entered into employment agreements with Messrs. Atkinson and Melo, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Risks Related to the Development, Manufacturing, and Shipping of Our Products

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

Our Products Are Shipped From China and Any Disruptions of Shipping Could Prevent of Delay Our Customer’ Receipt of Inventory.

We rely principally on a limited number of contract ocean carriers to ship substantially all of the products that we import to our outsourced warehouse facility in Chino, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers’ receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be reduced, and our results of operations would be adversely affected.

Our Manufacturing Operations Are Located in the People’s Republic of China, Subjecting Us to Risks Common in International Operations. If There is Any Problem with the Manufacturing Process, our Revenues and Net Profitability May be Reduced.

We currently use several contract manufacturers in China to manufacture all our karaoke products. Our arrangements with these contract manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our margins. Furthermore, we have limited control over the manufacturing processes. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these contract manufacturers, we are subject to additional uncertainty if the contract manufacturers do not deliver products to us on a timely basis.

We Depend On Third Party Suppliers For Parts For Our Karaoke Machines And Related Products, And If We Cannot Obtain Supplies As Needed, Our Operations Will Be Severely Damaged.

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to produce the parts and materials that are used to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, they we will be unable to produce our products. There has been recent worldwide volatility in the supply of electronic chips due to the increased demand for semiconductors and we are currently competing with large companies to obtain these parts and could see production and shipment delays. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems and delivery delays, which would impact our sales.

We Depend On The Ability Of Our Suppliers To Manufacture Our Products Without Infringing, Misappropriating Of Otherwise Violating The Intellectual Property Of Proprietary Rights Of Others In Manufacturing Our Products.

We source our products from a variety of contract manufacturers. We buy finished goods from our suppliers and generally do not source raw materials and parts for manufacturing and assembly into the final product. We rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for assembly into our final products. While we are not responsible for sourcing raw materials, we rely on these suppliers to have all required licenses or proprietary rights to the materials that are incorporated into the final product. In addition, we rely on the representations of our contract manufacturers that they are using materials and components that meet all necessary legal, safety, and compliance requirements. If our suppliers do not have the proper licenses or rights or are not in compliance with all regulatory requirements, we may be named a party or be subject to claims, including claims of infringement or violating the intellectual property or proprietary rights of third parties with respect to our products.

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

We rely on a few large customers to provide a substantial portion of our revenues. Sales to our top five customers together comprised approximately 97%, 89% and 90% of our net sales for our nine-month transition period ended December 31, 2023, and the fiscal year ended March 31, 2023, and 2022, respectively. In our transition period ended December 31, 2023, revenues from three of these customers represented 48%, 21% and 12% of total net sales. In our fiscal year ended March 31, 2023, revenues from two of these customers represented greater than 10% of net sales, at 48% and 21% of total net sales. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from any of our largest customers would decrease our revenues and cash flow.

We Are Subject To The Risk That Some Of Our Large Customers May Return Karaoke Products That They Have Purchased From Us And If This Happens, It Would Reduce Our Revenues And Profitability.

The Company receives significant returns from many of our customers and may be subject to future returns.

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

Because there is intense competition in the karaoke industry, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices to remain competitive with other sellers in the karaoke product market. If we do not meet our customers’ demands to lower our regular prices, we will not sell as many karaoke products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large cooperative (“co-op”) promotion incentives, which effectively reduce our net sales and profit. We gave co-op promotion incentives of approximately $2,600,000 and $2,300,000 for the nine-month transition period ended December 31, 2023, and during our fiscal year ended March 31, 2023, respectively. We have historically offered co-op promotion incentives to our customers because it is standard practice in the retail industry.

We Experience Difficulty Forecasting The Demand For Our Karaoke Products And If We Do Not Accurately Forecast Demand, Our Revenues, Net Income And Cash Flow May Be Affected.

Because of our reliance on manufacturers in China for our machine production, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers’ orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management’s general expectations about customer demand, the general strength of the retail market and management’s historical experiences. In past years we have overestimated demand for our products, which led to excess inventory in some of our products and caused liquidity problems that adversely affected our revenues, net income and cash flow.

We Are Subject To The Costs And Risks Of Carrying Inventory For Our Customers And If We Have Too Much Inventory, It Will Affect Our Cash Flow For Operations.

Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three weeks before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. As of December 31, 2023, and March 31, 2023, we had approximately $6,872,000 in inventory as compared to approximately $9,085,000 in inventory as of March 31, 2023. If we are unable to sell excess inventory in the future at historical or greater margins, our cash flow for operations will be negatively impacted.

We Are Subject To Insurance Risk Of Loss For Goods Damaged While In Transit From The Manufacturer To The Customer And Our Warehouse.

All of our goods are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. As such, we are subject to damage that may occur to these goods when they are in transit to customers or our warehouse. Should substantial damage incur while goods are in transit, we could experience a significant loss of revenue, inventory and incur significant out of pocket expenses associated with destruction of the damaged goods, which could cause a significant loss from operations and reduction in cash flow. While we have taken significant measures to prevent damage incidents there can be no guarantee of damage incidents occurring in the future. We have obtained insurance coverage for goods that are shipped direct import to our customers whose shipping terms are FOB shipping point and for goods in transit to our California warehouse however, certain exclusions have been added that may prevent insurance coverage of certain damaged incidents in the future.

Our Business Is Seasonal And Therefore Our Annual Operating Results Will Depend, In Large Part, On Our Sales During The Relatively Brief Holiday Season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during our fiscal quarter ending September 30 and our fiscal quarter ending December 31. Sales in these two quarters, combined, accounted for approximately 91% and 62% of net sales in the nine-month transition period ended December 31, 2023, and our fiscal year ended March 31, 2023, respectively.

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

We Do Not Have Our Own Warehouse Or Distribution Facilities But Rely On A Third-Party Logistics Provider Responsible For Warehousing And Fulfilling Our Orders. If Our Third-Party Provider Experiences Disruptions To The Operation Of Its Distribution Centers, It Could Have A Material Adverse Effect On Our Business, Financial Condition And Results Of Operations.

The lease to our warehouse located in Ontario, California expired on August 31, 2023. We did not renew the lease and instead signed a service agreement with a third-party logistics company to provide domestic and Canadian warehousing services effective September 1, 2023. We rely on a logistics company for warehousing and fulfillment of our orders. All of our merchandise is shipped from our suppliers to one of our provider’s distribution facilities and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of merchandise so we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations. Upgrading our existing arrangement or transferring our operations to another third-party provider, if necessary, will require us to incur additional costs, which could be significant, and may require us to obtain additional financing. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary or retain a suitable third-party logistics provider could increase our costs, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, if our current provider encounters difficulties associated with its distribution facilities or if they were to shut down or be unable to operate for any reason, including because of fire, natural disaster, power outage or other event, we could face inventory shortages, resulting in “out-of-stock” conditions on our website, and delays in shipments, resulting in significantly higher costs and longer lead times distributing our merchandise.

Our Production Costs May Increase If We Are Required To Make Purchases Using The Chinese Yuan Instead Of The U.S. Dollar.

All our products are currently manufactured in China. During the nine-month transition period ended December 31, 2023, the Chinese local currency had no material effect on us as all of our purchases are denominated in U.S. currency. However, in the event our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. In the future the value of the Yuan may depend largely on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations. We sell our product to Canadian customers some of whom require us to invoice them in Canadian Dollars. We are subject to risks involved in the exchange rate between the Canadian and US dollar. However, the exchange rate has been stable during our nine-month transition period ended December 31, 2023, and the associated exchange rates did not have a material impact on our financial results. Should the exchange rate between the Canadian and US Dollar become more volatile and sales to Canadian customers increase, there could be a material adverse effect on our business.

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

Risks Related To Our Intellectual Property

We Primarily Rely On Trade Secret Protection And Non-Disclosure Agreements To Protect Our Proprietary Information, Which May Not Be Effective.

We currently rely on trade secret protection and non-disclosure agreements with our employees, consultants and third parties to protect our confidential and proprietary information. If we do not protect our intellectual property and other confidential information adequately, competitors may be able to use our proprietary technologies and information and thereby erode any competitive advantages they provide us with.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent these rights are effectively maintained as confidential. We expect to rely primarily on trade secret and contractual protections for our confidential and proprietary information and we have taken security measures we believe are appropriate to protect this information. These measures, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. We seek to protect our proprietary information by, among other things, entering into confidentiality agreements with employees, consultants and other third parties. These confidentiality agreements may not sufficiently safeguard our trade secrets and other confidential information and may not provide adequate remedies in the event of unauthorized use or disclosure of this information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or other proprietary information could be difficult, expensive, and time-consuming and the outcome could be unpredictable. In addition, trade secrets or other confidential information could otherwise become known or be independently developed by others in a manner that could prevent legal recourse by us. If any of our trade secrets or other confidential or proprietary information were disclosed or misappropriated or if any such information was independently developed by a competitor, our competitive position could be harmed, and our business could suffer.

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

We May Not Be Able To Protect Our Intellectual Property Rights Throughout The World.

Filing, prosecuting, and defending intellectual property rights on our products throughout the world is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and, further, may export otherwise infringing products to territories where we have intellectual property rights, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Russia’s military interventions in Ukraine have led to sanctions and other penalties being levied by the U.S., European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. In addition, the invasion of Ukraine and the resulting sanctions imposed on Russia have resulted in increased volatility in the financial markets and the markets for certain commodities including oil, which may significantly impact the manufacturers that we rely on but is not expected to have any direct impact on us.

Additionally, the conflict in the Middle East between Israel and the government of Hamas in Gaza has caused disruptions in shipping lanes in the Red Sea where some major cargo lines have opted to route their vessels away from the region which has increased the time required to reach their destinations as well as increased time for vessels to return to their port of origin with empty containers. Continued shipping line disruptions and delays may impact the availability and cost of shipping containers during peak shipping season.

While we have not experienced any direct impact from the conflicts in the Ukraine and the Middle East, the extent and duration of the military action, sanctions and resulting market and shipping lane disruptions are impossible to predict but could be substantial and could adversely affect our operating results as they impact the global economy in the future.

If We Are Unable To Compete In The Karaoke Products Category, Our Revenues And Net Profitability Will Be Reduced.

Our major competitors for karaoke machines and related products are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, Ion® Audio, licensed property karaoke products and other consumer electronics companies. We believe that competition for karaoke machines is based primarily on price, product features, reputation, delivery times, and customer support. To the extent that we lower prices to attempt to enhance or retain market share, we may adversely impact our operating margins. Conversely, if we opt not to match competitor’s price reductions we may lose market share, resulting in decreased volume and revenue. To the extent our leading competitors reduce prices on their karaoke machines, we must remain flexible to reduce our prices. If we are forced to reduce our prices, it will result in lower margins and reduced profitability. Because of intense competition in the karaoke industry in the United States during our fiscal year ended March 31, 2023, and the nine-month transition period ended December 31, 2023, we expect that the intense pricing pressure in the low end of the market will continue in the karaoke market in the United States in our fiscal year ending December 31, 2024. In addition, we must compete with all the other existing forms of entertainment including, but not limited to: motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CD’s, and DVD’s and streaming video.

High Inflation And Unfavorable Economic Conditions Could Negatively Affect Our Operations And Results.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. Those types of unfavorable economic conditions could adversely affect our business and financial results. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. For example, in 2022 and 2023, the United States experienced a rapid increase in inflation levels of approximately 6.5% year-over year in 2022 and approximately 4.0% year-over-year in 2023. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs.

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

We May Have Trouble Hiring Additional Qualified Personnel.

As we expand our product development and marketing activities, we will need to hire additional personnel and could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel could be intense due to the limited number of individuals who possess the skills and experience required by such an industry. We may not be able to afford, attract and retain quality personnel on favorable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their product or service ideas. Any of these difficulties could have a material adverse effect on our business, results of operations and financial condition.

The Failure Of Our Information Technology Systems Could Significantly Disrupt The Operation Of Our Business.

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

Our operations are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and other anti-corruption laws that apply in countries where we do business. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in several jurisdictions that pose a high risk of potential FCPA violations and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Our Charter Provides Limitations Of Director Liability And Indemnification Of Directors And Officers And Employees.

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;
●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases, or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	transaction from which the directors derived an improper personal benefit.

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

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which has caused management to conclude that as of December 31, 2023, our internal control over financial reporting was not effective at a reasonable assurance level.

We do not have sufficient resources in our accounting function, which restricts our ability review material account reconciliations and certain material journal entries related to financial reporting, including fair value estimates, in a timely manner. In addition, there is no three-way match or other established control over occurrence of revenue that is precise enough to detect a material misstatement in revenue. Due to our size and nature, segregation of all conflicting duties including review of certain journal entries, reconciliations and three-way match of documents may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, review and reconciliation of transactions and calculations should be performed by separate individuals and a more precise process regarding the three way match of documents needs to be established.

We are currently working to improve and simplify our internal processes and implement enhanced controls to address the material weaknesses in our internal control over financial reporting, document matching and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be totally remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Risks Related to Our Company and Financial Condition

Concentrated Ownership of Our Stock Can Influence Stockholder Decisions, May Discourage a Change in Control, and May Have an Adverse Effect on Share Price of Our Stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Our executive officers, directors, and principal stockholders, as a group, own or control approximately 71% of our common stock, and their interests may conflict with the interests of our other stockholders. This ownership concentration may have the effect of discouraging, delaying, or preventing a change in control, and may also have an adverse effect on the market price of our shares. As a result of their ownership, such persons acting together, will have the ability to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

If We do not Continue to Satisfy the NASDAQ Capital Market Continued Listing Requirements, Our Common Stock Could be Delisted from the NASDAQ Capital Market.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. While we are currently in compliance with Nasdaq listing requirements, if we were to fail to meet a Nasdaq Capital Market listing requirement, we may be subject to delisting by the Nasdaq Capital Market. In the event our common stock is no longer listed for trading on the Nasdaq Capital Market, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq Capital Market could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers, and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution because of future equity offerings. To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

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

Certain provisions of Our Certificate of Incorporation, Bylaws and Delaware Law Make it More Difficult for a Third Party to Acquire Us and Make a Takeover More Difficult to Complete, even if Such a Transactions Were In the Stockholder’s Interest.

Our certificate of incorporation, bylaws and certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even when these attempts may be in the best interests of our stockholders. For example, we are governed by Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales or other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation’s outstanding voting stock. These provisions may have the effect of delaying, deferring, or preventing a change in control of our company.

Our Common stock price is volatile.

Our common stock is listed on the Nasdaq Capital Market. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through April 11, 2024), our stock closed at prices between $0.66 per share and $2.04 per share, as reported on Nasdaq.com. On April 11, 2024, the price of our common stock closed at $0.86 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

●	the status of our growth strategy including the development of new products;
●	announcements of technological or competitive developments;
●	announcements or expectations of additional financing efforts;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	regulatory developments affecting us, our customers or our competitors;
●	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the US or internationally;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;
●	changes in the economic performance or market valuations of our competitors;
●	additions or departures of our executive officers;
●	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We primarily rely on expert third-party managed IT service providers to protect our IT systems from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

As one of the critical elements of our overall risk management program, our cybersecurity program is focused on the following key areas:

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, anti-malware software, and monitoring software agents that are installed on Company devices.
●	Third-Party Management: Our financial data and primary operational systems are hosted off-site in virtual cloud environments which get periodically backed up and can be restored in the event of a cybersecurity incident. Our music subscription service is managed by our content provider, Stingray, who processes payments, and our e-commerce website payment processing is handled by Shopify. We do not store sensitive customer credit card data within our IT systems.
●	Risk Management: We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our third-party IT service provider to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct annual assessments of the SOC reports of our providers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

As of the date of this Form 10-KT, there have been no cybersecurity incidents that have materially affected our results of operations or financial condition.

None.

ITEM 2. Properties

We entered into an operating lease agreement, effective October 1, 2017, for our corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease was amended on February 22, 2024to extend the lease term for an additional 14-months. The lease expires on May 31, 2025. The base rent payment is approximately $10,554 per month, subject to annual adjustments.

We entered into an operating lease agreement, effective October 15, 2022, for our administrative office located in Hong Kong where we lease approximately 1,890 square feet of office space. The lease expires on October 14, 2025. The base rent payment is approximately $4,900 per month for the entire term of the lease.

On August 23, 2023, MICS NY entered into an Agreement of Lease to lease approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York. In March 2024, the Company initiated termination of the lease in March 2024 (See Note 8 - Operating Leases)

In March 2024, the Company initiated the termination of this lease under certain provisions made available under the Lease Agreement. The Landlord and the Company are in active discussions as to the terms of the lease termination however as of this filing, it is too early in the negotiation process to estimate any potential loss, if any, related to the lease termination process.

We believe that our facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. Legal Proceedings

Derivative Litigation

On December 21, 2023, Ault Lending, LLC (“Ault Lending”), a wholly owned subsidiary of Ault Alliance, Inc. (“Ault”), one of the Company’s largest shareholders, filed a derivative shareholder action in Delaware Chancery Court (the “Complaint”) against (i) the Company, (ii) board members, Gary Atkinson, Jay B. Foreman, Harvey Judkowitz, Joseph Kling, Bernardo Melo, and Mathieu Peloquin, (iii) Stingray Group, Inc. (“Stingray”), which is an affiliate of Mr. Peloquin, and (iv) Regalia Ventures, LLC (“Regalia”), which is owned and controlled by Mr. Foreman (collectively the “Defendants”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The Complaint alleges the Company, and the director defendants followed an inadequate process in evaluating the private placement transaction which occurred back in November 2023 and entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. Ault Lending is seeking the following relief from the Court: (i) declarations that the defendant directors breached their fiduciary duties, and that Stingray and Regalia aided and abetted those breaches, (ii) rescinding the Company’s sales of shares to Stingray and Regalia, and (iii) awarding damages and attorney’s fees to Ault Lending. The Defendants have retained Delaware counsel to represent them in this matter and the Company has filed a motion to dismiss the suit. The Company has Director & Officer liability insurance for up to $5,000,000 with a retention of $250,000 for derivative claims.

Other than what is disclosed above, we are not a party to, and our property is not the subject of, any pending material legal proceedings.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Markets under the symbol “MICS.” Prior to May 23, 2022, our common stock traded on the OTC Markets, Inc.’s OTCQX under the symbol “SMDM.”

Record Holders

As of April 11, 2024, based upon information received from our transfer agent, there were approximately 196 record holders of our outstanding common stock. This number does not include:

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Transition Report on Form 10-KT.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Transition Report on Form 10-KT contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout our Transition Report on Form 10-KT for the transition period ended December 31, 2023, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-KT and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-KT do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Transition Period Report on Form 10-KT. In addition, the forward-looking statements in this Form 10-KT are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our audited condensed consolidated financial statements and notes thereto included in this Transition Period Report on Form 10-KT.

In this Transition Period Report, unless the context requires otherwise, references to the “Company,” “Singing Machine,” “we,” “our company” and “us” refer to The Singing Machine Company, Inc., a Delaware corporation, as well as our wholly owned subsidiaries; “SMCL” refers to SMC Logistics, Inc., a California corporation, “SMCM” refers to SMC-Music, Inc., a Florida corporation, “SMH” refers to SMC (HK) Limited, a Hong Kong company, and “MICS NY” refers to MICS Nomad, LLC, a Delaware limited liability company.

The objective of this Management’s Discussion and Analysis of Financial Condition and Results of Operation is to allow investors to view our company from management’s perspective, considering items that would have a material impact on future operations.

Our Board of Directors approved a change to our fiscal year end from March 31 to December 31. References to a specific year are the nine-month Transition Period ended December 31, 2023, and our Fiscal Years 2023 and 2022 are for the twelve months ended March 31, 2023, and March 31, 2022, unless otherwise noted.

The following discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the nine-month transition period ended December 31, 2023 and the fiscal years ended March 31, 2023 and 2022 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements because of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Transition Report. See also the section captioned “Regarding Forward-Looking Statements” in this report.

Overview

We are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories and musical recordings. We compete globally in the karaoke and music entertainment industry. We primarily specialize in the design and production of karaoke and music enabled consumer products for adults and children. Our mission is to “create joy through music.” To deliver on this mission, we are focused on the following multi-prong approach:

●	In the short-term, improve profitability by optimizing operations and continue to expand gross margins; and
●	In the mid-to-long term, continue to grow our global distribution and expand into new product categories that take advantage of our vast distribution relationships and sourcing abilities.

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our total revenues:

	For the Nine Months Ended		For the Fiscal Years Ended Ended
	December 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
		(unaudited)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	78.8%	76.5%	76.6%	77.2%
Operating Expenses	42.2%	27.8%	32.8%	22.6%
(Loss) Income from Operations	-21.0%	-4.3%	-9.4%	0.1%
Other (Expenses) Income, net	-0.9%	-1.6%	0.2%	0.5%
(Loss) Income Before Income Tax Benefit	-21.9%	-5.9%	-9.2%	0.6%
Income Tax Benefit (Loss)	0.0%	1.3%	-2.6%	-0.1%
Net (Loss) Income	-21.9%	-4.6%	-11.8%	0.5%

Results of Operations for the Nine-Month Transition Period Ended December 31, 2023 Compared With the Nine Month Period Ended December 31, 2022 (unaudited)

Net Sales

Net sales for the nine-month transition period ended December 31, 2023 (“the Transition Period”) were approximately $29,198,000. This represents a decrease of approximately $6,718,000 (18.7%) from approximately $35,916,000 (unaudited) for the same period in 2022. We experienced a decrease in net sales to four of our five major customers in the Transition Period in 2023 as compared to the same period in 2022 (unaudited). The decrease in net sales was largely due to deteriorating overall retail demand from the big box retailers in general. The two largest single declines in sales by customer were Amazon and Sam’s Club. Sam’s Club elected to reduce the number of products it carried during the Christmas retail season, whereas Amazon experienced across the board decreases in all product lines. Among the Company’s top 5 accounts, only Costco experienced significant growth, which was primarily attributable to approximately $3,000,000 in new business from the expansion of the customer relationship to include Costco Canada.

Co-op promotion incentives for the Transition Period in 2023 were approximately $2,600,000 or 8.9% of net sales, as compared to approximately $2,200,000(unaudited), or 6.1% of net sales, for the same period in 2022.

Gross Profit

Gross profit for the nine months ended December 31, 2023, was approximately $6,190,000, or 21.2% of net sales, compared to approximately $8,435,000 (unaudited), or 23.5% of sales for the same period in 2022, representing a decrease of approximately $2,245,000, or 26.6%. The overall decrease in net sales accounted for approximately $1,600,000 of the decrease in gross profit. The remaining decrease in gross profit was primarily attributable to a non-cash inventory impairment charge to cost of sales of approximately $1,800,000 recorded during the nine months ended December 31, 20203 as compared to approximately $400,000 during the nine-months ended December 31, 2022. This decrease was offset by an increase in higher margin sales of newer streaming technology karaoke machines as percentage of total sales.

Selling Expenses

Selling expenses were approximately $3,717,000 during the Transition Period 2023 as compared to $2,630,000 (unaudited) during the same period in the prior year. Selling expenses increased $1,087,000, or 41%. This increase was largely due to an approximate $900,000 increase in marketing expenses incurred for traditional retail advertising, online marketing to support the company’s Amazon retail presence, and various consulting services provided specifically to support marketing efforts. These marketing expenses also included a $200,000 marketing expense related to a one-time joint marketing campaign with our former Affiliate to expand awareness in the automotive enthusiast retail segment. The remaining increase was primarily due to outbound freight cost increases.

General and Administrative Expenses

General and administrative expenses increased to approximately $8,616,000 during the nine-month period ended December 31, 2023, compared to approximately $7,356,000 (unaudited) during the same period in 2022, an increase of approximately $1,260,000 (17.7%). The increase was largely due to the Company launching its hospitality business, with the objective of building a proof-of-concept pilot location in New York City. The Company spent approximately $870,000 on the hospitality venture during the Transition Period.

The remaining $390,000 in costs increases were primarily due to approximately $250,000 in one-time costs for the closure of the Company’s logistics’ center in Ontario, CA in August 2023. The second contributing factor for cost increase was due to higher audit expenses in the amount of approximately $177,000 for additional accounting services required by the Company’s former controlling owner.

Other Income (Expenses)

Other expenses decreased to approximately $255,000 for the nine-month Transition Period ended December 31, 2023, as compared to expenses in the amount of approximately $574,000 (unaudited) for the same period in 2022. The reduction in expenses was largely due to a reduction in one-time expenses incurred. Excluding non-recurring expenses, interest expense, which was the primary contributing factor in both periods, decreased from approximately $439,000 in the nine-month period ended December 31, 2022 (unaudited), to $299,000 for the Transition Period in 2023.

Income Tax Provision

For the nine months ended December 31, 2023, there was no income tax benefit or provision resulting in effective tax rate of 0%. For the nine months ended December 31, 2022, we recorded an income tax benefit of approximately $472,000 (unaudited) based on the Company’s estimated full-year effective tax rate of approximately 24%.

.

Results of Operations for the Year Ended March 31, 2023, Compared With the Year Ended March 31, 2022

Net Sales

Net sales for the year ended March 31, 2023 (“Fiscal 2023”) were approximately $39,299,000. This represents a decrease of approximately $8,213,000 from the approximately $47,512,000 in the fiscal year ended March 31, 2022 (“Fiscal 2022”). We experienced a decrease in net sales to four of our five major customers in Fiscal 2023 compared to Fiscal 2022. The decrease in net sales was largely due to two main factors: (1) our major customers began the holiday season with excess inventory that was held over from the previous year due to late delivery of shipments caused by significant supply chain issues experienced globally during the calendar year 2022; and (2) the news of economic recession, inflation, and interest rate hikes dampened customers’ expectations for the holiday season, which resulted in our customers taking a very risk-adverse approach to buying and carrying inventory for the 2022 holiday season.

Co-op promotion incentives for the fiscal year ended March 31, 2023, increased to approximately $2,300,000, or 6.0% of net sales, as compared to approximately $1,700,000, or 3.6% of net sales, for the fiscal year ended March 31, 2022.

Gross Profit

Gross profit for Fiscal 2023 was approximately $9,208,000, or 23.4% of total revenues, compared to approximately $10,815,000, or 22.8% of sales for Fiscal 2022, a decrease of approximately $1,606,000. The decrease in net sales accounted for approximately $1,900,000 of the decrease, offset by an increase in gross profit margin of approximately $300,000.

Gross profit margin for Fiscal 2023 was 23.4%, compared to 22.8% for Fiscal 2022, an increase of 0.6%. There were increases in gross margin of approximately $1,700,000, or 5.1%, primarily due to increased pricing and lower landed product costs from significantly decreased costs of shipping containers compared to the previous year. These increases in gross profit margin were offset by co-op promotion incentives that accounted for approximately $600,000, or 2.3%, of the gross margin decrease and an increase in inventory reserves contributing to approximately $800,000, or 2.2% of the gross margin decrease.

Selling Expenses

During the fiscal year ended March 31, 2023, selling expenses decreased to approximately $3,442,000 compared to approximately $3,588,000 during the fiscal year ended March 31, 2022. This represents an increase in selling expenses of approximately $146,000. The decrease in selling expenses was primarily due to the decrease in variable expenses associated with the decrease in sales.

General and Administrative Expenses

General and administrative expenses increased to approximately $9,465,000 during the fiscal year ended March 31, 2023, compared to approximately $7,157,000 during the fiscal year ended March 31, 2022, an increase of approximately $2,308,000. There was an increase in legal, professional, investor relations and stock transfer costs of approximately $900,000 primarily related to the Nasdaq up-listing, change in control issues, regulatory filings, Delaware franchise fees and arbitration settlement. in the amount of $30,000. There was an increase in compensation of approximately $500,000, primarily due to compensation for new members of the board of directors, and officers’ and employees’ incentive compensation, new hires as well as merit increases. There was a compensation expense of $400,000 related to a change of control and employment continuation agreement with the Chief Financial Officer. There was an increase in travel expenses of approximately $300,000, which includes participation in trade shows which we had not attended since the beginning of COVID-19. There were inflationary expenses increases of approximately $100,000 in our California warehouse operations with the remaining increase due to other expenses that have increased due to inflation.

Other Income (Expenses)

Other income, net decreased by approximately $129,000, to approximately $91,000 for the fiscal year ended March 31, 2023, compared to approximately $218,000 for the fiscal year ended March 31, 2022. During the fiscal year ended March 31, 2023, there was a refund of approximately $700,000, net of expenses, from the Employee Retention Credit Program. This increase in other income was offset by fees of approximately $200,000 for exiting the intercreditor revolving credit facility with Crestmark Bank (“Crestmark”) and Iron Horse Credit (“IHC”) (See Note 6 – Financing) that was recorded as a loss from extinguishment of debt and interest expense of approximately $400,000. During the fiscal year ended March 31, 2022, there was a one-time gain from the forgiveness of the Payroll Protection Plan loan of approximately $400,000 and a gain from the settlement of accounts payable with one of our factories of $300,000 for a previous year’s damaged goods incident. These increases in other income were offset by interest expense of approximately $500,000 during the fiscal year ended March 31, 2022.

Income Tax Provision

Management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and valuation allowances that are against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized. As of March 31, 2023, management determined that a full valuation allowance was required. On March 31, 2023 and 2022, we had net deferred tax assets of approximately $0 and $900,000, respectively. The deferred tax assets on March 31, 2023 and 2022 were net of a valuation allowance of approximately $2,000,000 and approximately $100,000, respectively.

In Fiscal 2023, we recognized an income tax provision of approximately $1,000,000, compared to an income tax provision of approximately $100,000 in Fiscal 2022. Our effective tax rate for the fiscal year ended March 31, 2023 was approximately 28.6% as compared to 19.9% for Fiscal 2022.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Liquidity And Capital Resources

On December 31, 2023, we had cash on hand of approximately $6,703,000. The increase of cash on hand of approximately $3,808,000 from December 31, 2022, was primarily due to approximately $3,500,000 provided by financing activities related to the sale of common stock from an ATM offering and private placement. As of December 31, 2023, our working capital was approximately $6,998,000.

On March 31, 2023 we had cash on hand of approximately $2,895,000 as compared to $2,290,000 as of March 31, 2022. The increase of cash on hand of approximately $605,000 was primarily due to approximately $1,178,000 million provided by financing activities and offset by approximately $573,000 in net cash used in operating and investing activities. As of March 31, 2023, our working capital was approximately $9,074,000.

Cash provided from operating activities in the nine-month Transition Period in 2023 was approximately $411,000 compared to cash used in operating activities of approximately $2,264,000 (unaudited) during the nine months ended December 31, 2022. There was a seasonal decrease in accounts receivable of approximately $5,300,000, and a decrease in inventory of approximately $900,000 due to the sale of excess inventory from the prior year. This was offset by an increase in accounts payable of approximately $5,800,000 primarily due to an increase in amounts due to factories as the Company worked with factories to extend payment terms.

Cash used in operating activities in Fiscal 2023 was approximately $330,000. There was a decrease in inventory of approximately $4,000,000. There was an increase in accounts receivable of approximately $700,000 due to later than usual shipments due to global logistics issues. These increases in cash provided by operations were offset by a decrease in accounts payable of approximately $3,500,000 as the Company was able to in part sell excess inventory on hand during the 2022 holiday retail season.

Cash used in investing activities for the nine-month Transition Period ended December 31, 2023, was approximately $14,000, as compared to approximately $149,000 (unaudited) for the same period in 2022. The Company invested approximately $68,000 and $149,000 (unaudited) during the nine months ended December 31, 2023, and 2022, respectively, primarily for the purchase of molds and tooling for new karaoke models. The Company disposed of approximately $54,000 of property and equipment upon closing of the California logistics operation during the nine months ended December 31, 2023.

Cash used in investing activities for Fiscal 2023 and Fiscal 2022 was approximately $244,000 and $118,000, respectively, primarily for the purchase of molds and tooling for new karaoke models.

Net cash provided by financing activities during the Transition period ended December 31, 2023, was $3,411,000, of which $3,500,000 was sourced through common stock offerings. This was partly offset by a reduction in debt of approximately $100,000. Net cash flows provided by financing for the nine months ended December 31, 2022, was approximately $2,917,000 (unaudited), of which approximately $4,500,000 was sourced through common stock offerings and other equity linked investment proceeds. This was partly offset by a reduction in debt of approximately $1,600,000.

Net cash provided by financing activities for Fiscal 2023 was approximately $1,178,000, compared to cash provided by financing activities of approximately $4,023,000 for Fiscal 2022. In May 2022, we received net proceeds of approximately $3,400,000 from the public offering we executed in conjunction with our up listing to Nasdaq. In addition, during Fiscal 2023, we received proceeds of approximately $1,200,000 from the exercise of pre-funded and common stock warrants. All proceeds were used for working capital. In October 2022, we exited our financing facility with Crestmark and IHC and entered into a new financing arrangement with Fifth Third Bank. We incurred an exit fee of approximately $200,000 for early termination of the financing facility with Crestmark and IHC. We used net proceeds of approximately $3,100,000 from the new financing agreement to pay the subordinated debt to a former related party of approximately $300,000, closing costs of approximately $300,000, with the remaining $2,500,000 used to settle amounts due on the prior financing with IHC.

Net cash provided by financing activities for Fiscal 2022 was approximately $4,023,000. We received loan proceeds from our inventory line of credit of approximately $2,400,000. In August 2021, we received net proceeds of approximately $1,800,000 from the execution of the securities purchase agreement and Redemption Agreement as discussed below. These financing activities were offset by a payment of approximately $200,000 on the subordinated related party debt, with the remaining offset primarily due to payments made on scheduled installments on installment notes and finance leases.

During the next twelve-month period, we plan on financing our working capital needs primarily from:

1) Credit Facilities –The Company has recently closed a $2,000,000 senior secured bank line of credit with Oxford Bank (“Oxford Facility”). Availability under this credit facility is governed by a formula that determines eligible current accounts receivable, and then provides for an advance rate not to excess 75% of the eligible amount. There are no borrowings from the Oxford Facility as of the date of this report.

2) Raise additional cash through new common stock offerings and/or additional debt from financing arrangements.

The Company incurred net losses of approximately $6,398,000 for the nine-month transition period ended December 31, 2023. As of December 31, 2023, the Company’s cash balance was approximately $6,703,000. Based on cash flow projections from operating and financing activities and the existing balance of cash, management is of the opinion that the Company has insufficient funds to sustain operations for at least one year after the date of this report, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to obtain outside financing to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the twelve months following the issuance date of the financial statements included elsewhere in this report.

The Company’s plan to alleviate the going concern issue is to increase revenue while controlling operating costs and expenses and obtaining funds from outside sources of financing to generate positive financing cash flows. While management is optimistic about its ability to raise funds to fund operations for at least one year after the date of this report, there can be no assurance that any such measures will be successful. The Company’s ability to raise additional funds will depend, in part, on the success of our product development activities, and other events or conditions that may affect the share value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. Accordingly, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the quarters ended September 30 and December 31 (reflecting increased orders for equipment and music merchandise during the Christmas selling months) Sales in these two quarters, combined, accounted for approximately 91% and 62% of net sales in the nine-month transition period ended December 31, 2023, and our fiscal year ended March 31, 2023, respectively.

Our results of operations may also fluctuate from quarter to quarter because of the number and timing of orders placed and shipped to customers. We may experience quarter to quarter fluctuations in product landed cost as the cost of shipping containers, drayage port delay charges and other logistics related costs increase as peak shipping season arrives. The fulfillment of orders can therefore significantly affect the results of operations on a quarter-to-quarter basis.

During 2022 and 2023, the United States experienced a rapid increase in inflation levels of approximately 6.5% year-over year in 2022 and approximately 4.0% year-over-year in 2023. Such heightened inflationary levels may negatively impact consumer disposable income and discretionary spending and, in turn, reduce consumer demand for our products and increase our costs and could significantly affect results of operations on a quarter-to-quarter basis.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Provision for Slow Moving and/or Obsolete Inventories

We establish a provision for slow moving and obsolete inventories based on the expected net realizable value of inventory on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews our investment in inventories for such declines in value due to excess supply on-hand, slow-moving products, and end-of-life products.

Revenue Recognition and Reserve For Sales Returns and Allowances

While the Company has no overstock return privileges in its vendor agreements with its customers, the Company does accept defective returns, warranty exchanges and overstock from seasonal customers. The Company estimates the sales value of goods to be returned from our allowance programs for goods returned from the customer for various reasons, whereby a reserve for sales returns is recorded based on historic return amounts, specific events as identified and management estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 are effective for our fiscal year beginning April 1, 2023, including interim periods within that fiscal year. We adopted ASU 2016-03 on April 1, 2023, and the adoption did not have any material effect on our consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, amount of income taxes separate by federal and individual tax jurisdictions, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state and foreign. ASU 2023-09 is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this Item 8 are included in this Transition Report, following Item 16 hereof, commencing on page F-1 and are incorporated herein by reference. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective.

(b) Management’s Transition Report on Internal Control over Financial Reporting

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the period covered by this Transition Report due to the material weaknesses described below.

1.	We lack sufficient resources in our accounting department restricting our ability to review and approve certain material journal entries which increases the likelihood that a material misstatement of interim or annual financial statements might not be prevented. Management evaluated our current process of review and approval of certain material journal entries and concluded this deficiency represented a material weakness.

2.	We lack sufficient resources in our accounting department, which restricts our ability to review certain material reconciliations related to financial reporting in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have proper segregation between the preparation, review and approval of account reconciliations and concluded that this control deficiency represented a material weakness.

3.	Due to resource restrictions, we have not established a three-way match of documents or other controls precise enough to detect a material misstatement in revenue. Management evaluated our current process of determining the occurrence of revenue and concluded this deficiency represented a material weakness.

Planned Remediation

We are currently working to improve and simplify our internal processes and implement enhanced controls to address the material weaknesses in our internal control over financial reporting discussed above and to remedy the ineffectiveness of our disclosure controls and procedures. We are addressing our accounting resource requirements to help remediate the segregation of duties and plan to implement a concise “three-way” document matching procedure. These material weaknesses will not be considered as remediated until the applicable remediated controls are operating for a sufficient period and management has concluded, through testing, that these controls are operating effectively.

Despite the material weaknesses identified above, we believe that the consolidated financial statements included in the period covered by this Transition Report on Form 10-KT fairly present, in all material aspects, our financial conditions, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

(c) Changes in Internal Controls

During the nine-month transition period there were no significant changes in our internal control over financial reporting, except as disclosed above, (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Auditor Attestation

This Transition Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Transition Report.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of the date of this filing.

Name	Age	Position

Milton C. Ault, III	54	Executive Chairman
Gary Atkinson	42	Chief Executive Officer, Director
Bernardo Melo	47	Chief Revenue Officer, Director
Richard Perez	54	Chief Financial Officer
James M.Turner	48	Director
Henry C.W. Nisser	55	Director
Kenneth S. Cragun	62	Director
Harvey Judkowitz	79	Director
Joseph Kling	94	Director
Mathieu Peloquin	53	Director
Jay B. Foreman	62	Director

The following information sets forth the backgrounds and business experience of our directors and executive officers:

Milton C. Ault, III, was appointed to the Board of Directors as Executive Chairman in April 2023. Mr. Ault has served as Executive Chairman of the Board of Directors of Ault Alliance, Inc. (“AAI”) since January 2021. Mr. Ault previously served as Chief Executive Officer of AAI from December 2017 to January 2021 and as Executive Chairman from March to December 2017. Mr. Ault is a seasoned business professional and entrepreneur who has spent decades identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault has served as the Chairman of the Board of Ault Disruptive Technologies Corporation (“ADTC”), an NYSE listed Special Purpose Acquisition Company, since its incorporation in February 2021. On February 25, 2016, Mr. Ault founded Alzamend Neuro, Inc. (“Alzamend”), a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and served as its chairman until its initial public offering, when he became Alzamend’s Chairman Emeritus and a consultant. Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Company, Inc., a Delaware holding company, since December 2015, and as Chairman of Avalanche International Corp. (“Avalanche”), a publicly traded Nevada company, which as such is not required to file periodic reports, since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Throughout his career, Mr. Ault has consulted for publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

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

Bernardo Melo has been with the Company since February 2003. Mr. Melo was appointed as Chief Revenue Officer on April 22, 2022, and has served as the Vice President of Global Sales and Marketing (“VP of Sales”) since 2008. Mr. Melo was appointed as a Director of the Company on July 27, 2022. During his tenure at the Company, Mr. Melo has overseen the sales and operations of the music division as well as managed the customer service department. Before taking over the responsibility of VP of Sales, Mr. Melo held dual roles with the Company managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canada market as well as key U.S. accounts such as Walmart. Prior to joining the Company, Mr. Melo held a consulting role for Rewards Network formerly Idine. Mr. Melo’s assignment during his tenure was improving their operational procedures while increasing efficiencies and lowering operating cost. Mr. Melo also worked at Coverall North America as Director of Sales managing a startup initiative for the company covering 15 regional office and 40 sales reps across North America focusing on franchise sales. Overall Mr. Melo has over 16 years of sales, marketing, and management experience.

Richard Perez joined the Company in May of 2023 as Corporate Controller and was appointed as Chief Financial Officer on January 3, 2024. For the past 28 years Mr. Perez has worked in accounting and operations in various industries, all while achieving positions of increased responsibility. Culminating with Controller, Director of Accounting, Director of Finance and Chief Financial Officer positions. Mr. Perez previously served as director of accounting for Spring Footwear from September 2022 through March 2023 and prior to Spring Footwear, he served as the chief financial officer of True Grade, LLC from June 2020 through August 2022. Mr. Perez also has a vast amount of experience in the Food & Beverage industry, having worked in the Specialty Seafood & Meat Group for SYSCO corporation as both a Director of Finance as well as Director of Operations from May 2011 through May 2020. Mr. Perez graduated from Florida Atlantic University with a bachelor’s degree in business administration with a major in accounting.

Henry C.W. Nisser was appointed as director of the Company on April 5, 2023. Mr. Nisser has served as President of AAI since January 2021, as a member of the Board of Directors of AAI since September 2020 and as General Counsel of AAI since May 2019. Mr. Nisser previously served as Executive Vice President of AAI from May 2019 to January 2021. Mr. Nisser has served as the President, General Counsel and on the Board of Directors of RiskOn International, Inc., a Nasdaq listed company that operates the BitNile.com metaverse platform, since March 2023. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche. Mr. Nisser has served as the President, General Counsel and on the board of directors of ADTC since its incorporation in February 2021. Mr. Nisser has served on the board of directors of Alzamend since September 1, 2020, and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011, through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999.

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

James M. Turner has been a member of our board of directors since July 2022. Between March 2023 and November 2023 he served as our General Counsel. Since April 2021, Mr. Turner has served as the Deputy General Counsel and VP of Legal Affairs at Ault Alliance, Inc., Alzamend Neuro, Inc., Avalanche International Corp., and Ault & Company, Inc. Since March 2023, Mr. Turner has served as the Deputy General Counsel and VP of Legal Affairs at RiskOn International, Inc. Mr. Turner has served on the board of directors for Eco Pack Technologies Limited, a provider of sustainable secondary packaging solutions for fast-moving consumer goods manufacturers, since July 2022, and the board of managers of Circle 8 Holdco LLC, a crane rental and lifting solutions provider for oilfield, construction, commercial and infrastructure markets, since March 2024. Prior to joining Ault Alliance, Inc., Mr. Turner spent approximately 19 years, including the last 10 as a partner, at Sichenzia Ross Ference LLP, a law firm based in New York City. Mr. Turner has significant practice involving corporate and securities law, including public and private equity and debt offerings, mergers and acquisitions, corporate governance and securities law compliance. Mr. Turner received B.A. degrees from Elmira College in political science and international relations, and his J.D. degree from American University, Washington College of Law, where he was a member of the American University International Law Review.

Harvey Judkowitz has served as a Director of the Company since March 29, 2004, and is the chairman of the Audit Committee. He is licensed as a CPA in New York and Florida. From 1988 to the present date, Mr. Judkowitz has conducted his own CPA practices. He has served as the Chairman and CEO of UniPro Financial Services, a diversified financial services company up until the company was sold in September of 2005. He was formerly the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc.

Joseph Kling was appointed as a Director of the Company on May 9, 2017. Mr. Kling has spent his entire career in the toy industry, most notably serving as CEO of View-Master, the iconic stereoscopic toy company, which later purchased Ideal Toy from CBS and later became View-Master Ideal, publicly traded on the Nasdaq. View-Master Ideal later acquired California Plush Toys and the entire group was later acquired by Tyco Toys in 1989. Mr. Kling later went into private M&A consulting and sat on the board of Russ Berrie & Co (currently known as Kids Brands, Inc.) for 21 years advising on the acquisition of several toy companies. Mr. Kling has also served on the Board of Crown Crafts, a large distributor of infant, toddler, and juvenile consumer products and on the board of Lancit Media Entertainment, a children’s, and family media production company (formerly listed on the Nasdaq). Notably, Mr. Kling has been involved in many major toy company acquisitions of brands such as Melissa & Doug and Brio.

Mathieu Peloquin was appointed as a Director of the Company on December 1, 2021. Mr. Peloquin was appointed Senior Vice-President, Marketing and Communications at Stingray in 2013 and oversees marketing, communication strategies, content and investor relations. Mr. Peloquin brings more than 20 years of experience as an expert marketer, strategist, and inspiring leader. Prior to joining Stingray, Mr. Peloquin was Vice President of Marketing at Transcontinental Media Inc. and Vice President of Transcontinental Media Inc.’s Digital Marketing Solutions Group from 2010 to 2013. He also held several executive positions at Reader’s Digest Magazines Canada Limited and co-founded Equinox Marketing Services. Mr. Peloquin is a CPA, CMA and holds a Bachelor of Commerce from the School of Management of the Université du Québec à Montréal.

Jay B. Foreman was appointed as Director of the Company on May 23, 2022. Mr. Foreman has been a veteran of the toy industry for over 30 years. Mr. Foreman started his career at Fable Toys as a territory sales rep for the Jersey Shore and within ten years became SVP for Galoob Toys, where he was primarily responsible for developing the direct import business. He has founded multiple toy companies over his career, including co-founding Play-By-Play Toy’s and Novelties and more recently Play Along Toys, a leading toy company, which was subsequently sold to Jakks Pacific in 2004. Mr. Foreman later went on to found his third start up which became Basic Fun!, now the makers of Tonka™ trucks, Carebears™, K’NEX™, Lincoln Logs™, Playhut™. Mr. Foreman serves as CEO of Basic Fun!, which role he has had since he founded the company in 2009. He has also served on the boards of directors of the Toy Association and Licensing Merchandisers association. He currently chairs the Toy Industry trade show committee which is responsible for the world-famous NY Toy Fair.

Nomination Of Directors

Our Nominating Committee is responsible for identifying individuals qualified to become directors. The Nominating Committee seeks to identify director candidates based on input provided by several sources, including (1) the Nominating Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chairman, and (5) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate’s credentials.

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

Committees of the Board of Directors

Audit Committee

The members of our Audit Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Judkowitz serving as the Chairperson. Each of Messrs. Judkowitz, Kling and Foreman is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market applicable to audit committee members. Our board of directors has determined that Mr. Judkowitz qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Stock Market.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Judkowitz, Kling and Foreman, with Mr. Kling serving as the Chairperson. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the Transition Report on Form 10-KT and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes. The Compensation Committee charter can be found online at https://singingmachine.com/pages/governance.

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

Executive Committee

The members of our Executive Committee are Messrs. Ault, Foreman, Judkowitz, Peloquin and Atkinson with Mr. Atkinson serving as the Chairperson. Our Executive Committee has the responsibility for evaluating critical matters on behalf of the full Board of Directors. This includes but is not limited to: (i) reviewing monthly financial and operational performance of the Company, (ii) reviewing and recommending prospective capital markets activities, including equity offerings, debt issuances, and other financings, (iii) evaluating and recommending potential business development activities such as strategic partnerships, joint ventures, mergers, acquisitions, and divestitures, and (iv) other strategic initiatives.

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

Except as set forth below, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the nine months ended December 31, 2023, and the twelve-month periods ended March 31, 2023 and 2022.

Name and Principal Position	Period	Salary	Bonus	Share Based Awards	Other Comp (4)	TOTAL COMP
Gary Atkinson (1)	Nine Months Ended December 31, 2023	$165,385	$-	$-	$4,142	$169,527
Chief Executive Officer	Fiscal Year 2023	$212,673	$30,000	$58,586	$6,192	$307,451
	Fiscal Year 2022	$156,075	$-	$-	$5,339	$161,414

Lionel Marquis (2)	Nine Months Ended December 31, 2023	$161,538	$100,000	$-	$6,462	$268,000
Former Chief Financial Officer	Fiscal Year 2023	$181,694	$240,000	$38,419	$8,111	$468,224
	Fiscal Year 2022	$154,154	$-	$-	$6,484	$160,638

Bernardo Melo (3)	Nine Months Ended December 31, 2023	$165,385	$47,988	$-	$8,535	$221,908
Chief Revenue Officer	Fiscal Year 2023	$213,019	$98,166	$38,419	$12,447	$362,051
	Fiscal Year 2022	$163,004	$146,725	$9,114	$12,389	$331,232

(1)	Mr. Atkinson earned an annual salary of approximately $213,000 for the twelve months ended March 31, 2023, and approximately $156,000 for the twelve months ended March 31, 2022.

(2)	Mr. Marquis earned an annual salary of approximately $182,000 for the twelve months ended March 31, 2023, and approximately $154,000 for the twelve months ended March 31, 2022. Mr. Marquis’ employment agreement expired on December 31, 2023, and is engaged as a consultant to the Company during the transition of the CFO position to Richard Perez. Mr. Marquis also agreed to postpone payment of the remaining amount of $40,000 due upon the change control triggered in 2022 until the Form 10KT has been filed.

(3)	Mr. Melo earned an annual salary of approximately $213,000 for the twelve months ended March 31, 2023, and approximately $163,000 for the twelve months ended March 31, 2022.

(4)	Other compensation consisted of our 401(k)-match benefit.

Outstanding Option and Stock Awards on December 31, 2023

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under stock option awards issued with Board of Directors approval to the named executive officers as of December 31, 2023:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson, CEO - Other stock option awards	1,667	-	N/A	7.20	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	3,333	-	N/A	14.10	5/3/2027	N/A	N/A	N/A	N/A
- Other stock option awards	13,334	-	N/A	4.00	5/24/2032	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	8.65	8/16/2032	N/A	N/A	N/A	N/A

Lionel Marquis, CFO - Other stock option awards	500	-	N/A	7.20	3/31/2026	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	14.10	5/3/2027	N/A	N/A	N/A	N/A
- Other stock option awards	10,000	-	N/A	4.00	5/24/2032	N/A	N/A	N/A	N/A
- Other stock option awards	1,000	-	N/A	8.65	8/16/2032	N/A	N/A	N/A	N/A

Bernardo Melo, Chief Revenue Officer - Other stock option awards	833	-	N/A	5.10	6/30/2025	N/A	N/A	N/A	N/A
- Other stock option awards	3,333	-	N/A	9.60	8/10/2026	N/A	N/A	N/A	N/A
- Other stock option awards	6,667	-	N/A	14.10	5/3/2027	N/A	N/A	N/A	N/A
- Other stock option awards	1,667	-	N/A	6.60	12/25/2031	N/A	N/A	N/A	N/A
- Other stock option awards	10,000	-	N/A	4.00	5/24/2032	N/A	N/A	N/A	N/A
- Other stock option awards	1,000	-	N/A	8.65	8/16/2032	N/A	N/A	N/A	N/A

Employment Agreements

Effective April 22, 2022, we entered into employment agreements with each of our Chief Executive Officer and Chief Revenue Officer (the “Employment Agreements”). Effective December 28, 2022, we entered into an employment agreement with our former Chief Financial Officer that expired on December 31, 2023.

The employment agreements for Messrs. Atkinson and Melo are for a term of three years with automatic renewals for successive one-year terms, unless either party provides notice of its intention not to extend. Mr. Marquis’s employment agreement terminated on the close of business on December 31, 2023.

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

The executives’ base salaries are as follows:

●	Gary Atkinson: $215,000, with an automatic increase to $225,000 on the first anniversary of the Employment Agreement.

●	Lionel Marquis: $210,000, retired on December 31, 2023. On January 1, 2024, Richard Perez assumed the role of Chief Financial Officer, with an at will employment arrangement, and a base salary of $160,000.

●	Bernardo Melo: $215,000 with an automatic increase to $225,000 on the first anniversary of the Employment Agreement.

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

Pursuant to the change of control agreement (“CIC Agreement”) entered into by the Company in January 2014 and subsequent to the change in control of the Company that occurred in August 2022, Mr. Marquis’ employment agreement included acknowledgement by the Company that he was entitled to receive bonus cash compensation of $400,000. This bonus was paid in accordance with the section in his Employment Agreement pertaining to the Change in Control Compensation even if terminated by the Company for any reason. Payments were made as follows:

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

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the nine months ended December 31, 2023.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Harvey Judkowitz	$19,500	$-	$-	$-	$-	$-	$19,500

Joseph Kling	$19,500	$-	$-	$-	$-	$-	$19,500

Jay Foreman	$19,500	$-	$-	$-	$-	$-	$19,500

Mathieu Peloquin	$17,500	$-	$-	$-	$-	$-	$17,500

James Turner	$17,000	$-	$-	$-	$-	$-	$17,000

Kenneth Cragun	$19,000	$-	$-	$-	$-	$-	$19,000

Henry Nisser	$16,000	$-	$-	$-	$-	$-	$16,000

Refer to Note 4 “Stock Based Compensation” in the Notes to the Consolidated Financial Statements included elsewhere in this Transition Report for the relevant assumptions used to determine the valuation of our option awards.

(1) As of March 31, 2023, the aggregate number of stock awards held by Messrs. Judkowitz, Kling and Foreman is 12,295 and 1,140, respectively. The aggregate stock awards held by both Messrs. Foreman and Peloquin is 617.

(2) As of March 31, 2023, the aggregate number of Company stock options held by Messrs. Judkowitz, Kling and Foreman is 5,669, 4,335, and 1,667, respectively and Messrs. Peloquin, Turner and Cragun is 1,667, 667 and 667, respectively.

During the nine months ended December 31, 2023, our compensation package for our non-employee directors consisted of cash payments and reimbursement of costs and expenses associated with attending our board meetings.

We compensate our directors as follows:

●	An initial grant of 667 stock options with an exercise price determined as the closing price on the day of joining the board. The options vest in one year and expire in ten years while they are board members or the lesser of five years or remaining life of the stock option once they are no longer board members.

●	An annual cash payment of $15,000 for each completed full year of service or prorated for a partial year.

●	An annual stock grant of stock equivalent in value to $5,000 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the annual stockholder meeting.

●	An annual grant of 1,000 stock options with an exercise price determined as the closing price on the day of the annual stockholder meeting. If the annual meeting is held less than 6 months after the board member first joined the board he or she will not receive another option grant.

●	A $1,000 fee for each board meeting and annual meeting attended. Committee meetings and telephone board meetings will be compensated for with a $500 fee.

●	All expenses are reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

Board members Milton C. Ault III, Gary Atkinson and Bernardo Mello have agreed not to receive any compensation for their services as a board member.

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

The 2022 Plan authorized an aggregate of 266,667 shares of the Company’s common stock available to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors. As of December 31, 2023, the Company had granted 24,446 shares of common stock and 76,752 common stock options under the 2022 Plan of which 54,252 stock options were vested leaving 165,469 shares available for issue.

401(k) Plan

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least one year of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of salary deferral contributions up to 3% of pay, plus 50% of salary deferral contributions from 3% to 5% of pay for each payroll period. The amounts charged to earnings for contributions to this plan and administrative costs during the nine months ended December 31, 2023, and 2022 totaled approximately $46,000 and $58,000, respectively. The amounts charged to earnings for contributions to this plan and administrative costs during the years ended March 31, 2023 and 2022 totaled approximately $74,000 and $70,000, respectively.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2024, unless otherwise noted below, for the following:

●	Each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

●	Each of the named executive officers:

●	Each director; and

●	All current directors and executive officers as a group.

Security ownership is based on 6,418,061 shares of our common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to convertible securities and options currently convertible or exercisable, or convertible or exercisable within 60 days of April 14, 2024, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Directors and Officers:
Gary Atkinson (1)	31,985	*
Bernardo Melo (1)	43,609	*
Richard Perez	-	*
Harvey Judkowitz (1)	20,548	*
Joseph Kling (1)	6,052	*
Mathieu Peloquin (1)	2,284	*
Jay Foreman (1) (5)	1,132,435	17.6%
Kenneth Cragun (1)	667	*
James Turner (1)	667	*
Milton C. Ault III (2)	1,808,000	28.2%
Henry C. Nisser (1)	667	*

All Executive Officers and Directors as a Group (11 persons)	3,046,914	47.0%

Beneficial owners of more than 5%:
Ault Alliance, Inc. (3)	1,808,000	28.2%
Stingray Group Inc. (4)	1,643,347	25.6%
Regalia Ventures (5)	1,098,901	17.1%

* Represents less than 1%

(1)	Includes as to the person indicated, the following outstanding stock options to purchase shares of the Company’s Common Stock issued under 2022 Plan and other stock option awards, which will be vested and exercisable within 60 days of the record date: 20,001 options held by Gary Atkinson, 23,500 options held by Bernardo Melo, 5,669 options held by Harvey Judkowitz, 4,335 options held by Joseph Kling, 1,667 options held by both Mathieu Peloquin and Jay Foreman, and 667 options held by both Kenneth Cragun, Henry Nisser and James Turner.

(2)	Represents shares of common stock owned by Ault Lending, LLC (“Ault Lending”). Ault Lending is a wholly owned subsidiary of AAI. Mr. Ault, the Executive Chairman of AAI, is deemed to have voting and investment power with respect to the securities held of record by Ault Lending.

(3)	Based upon the Schedule 13D filed with the Securities and Exchange Commission on November 29, 2023, by Mr. Ault, which reflects that the shares are owned by Ault Lending, which is a wholly owned subsidiary of AAI. Mr. Ault, the Executive Chairman of AAI, is deemed to have voting and dispositive power with respect to the securities held by Ault Lending. The address of AAI is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141.

(4)	Eric Boyko indirectly controls approximately 57.5% of the combined voting power of Stingray’s outstanding shares. As a result, Eric Boyko may be deemed to share beneficial ownership of the shares of common stock and the Stingray Warrants held by Stingray. The address of Stingray Group Inc. is 730 Wellington Street, Montréal, Québec H3C 1T4. The security holder may not exercise the warrants to the extent such exercise would cause the security holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of such securities which have not been so exercised.

(5)	Based upon the Form 4 filed with the Securities and Exchange Commission on November 25, 2023 by Mr. Foreman, which reflects that the shares are owned by Regalia Ventures, LLC (“Regalia”). Mr. Foreman, the Managing Member of Regalia, is deemed to have voting and dispositive power with respect to the securities held by Regalia. The address of Regalia is 301 Yamato Road, Suite 4200, Boca Raton, FL 33431.

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

The maximum number of shares of common stock initially available for issuance under the 2022 Plan is 233,333 shares of common stock and thereafter an annual increase shall be added as of the first day of the Company’s fiscal year beginning in 2023, equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 333,334 shares, and (iii) a lesser amount as determined by the Board of Directors. The shares of common stock subject to stock awards granted under the 2022 Plan that lapse, terminate, expire prior to exercise, are canceled or are forfeited, shall again become available for issuance under the 2022 Plan. Effective April 1, 2023, there were 33,334 additional shares that were allotted to the 2022 Plan based on the annual plan increase. As of the date of filing of this Transition Report, the total shares available for issuance under the 2022 Plan are 165,469.

The following table summarizes our equity compensation plan information as of December 31, 2023:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted –average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans
Equity compensation plans approved by security holders	76,752	$6.31	165,469
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	76,752	$6.31	165,469

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

Financing

On November 20, 2023, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Stingray Group, Inc. and Regalia Ventures, LLC pursuant to which the Company sold an aggregate of 2,197,802 shares of its common stock at a price of $0.91 per share, representing a 3% premium to the closing price of the Company’s common stock on November 17, 2023, for gross proceeds of $2,000,000. One of the Purchasers, Regalia Ventures LLC, is an entity wholly owned by Jay Foreman, one of the Company’s directors. Mathieu Peloquin, one of the Company’s directors is an officer of the other Purchaser, Stingray Group, Inc. Stingray is a shareholder of the Company and an entity with which the Company has a music subscription sharing agreement with. (See Note 13 – November 2023 Private Placement).

Due To/From Related Parties

The Company has a music subscription sharing agreement with Stingray. For the transition year ended December 31, 2023, and 2022, the Company received music subscription revenue of approximately $600,000 and $500,000, respectively. For the fiscal years ended March 31, 2023, and 2022, this amount was approximately $700,000 and $500,000, respectively. This amount was included as a component of net sales in the accompanying consolidated statements of operations.

On December 31, 2023, and March 31, 2023, the Company had approximately $269,000 and $218,000, respectively, due from Stingray for music subscription reimbursement.

At March 31, 2023, the Company had travel and entertainment expense reimbursements due from Ault Alliance, Inc., a former parent company, of approximately $21,000. There was nothing due to or from Ault Alliance, Inc. on December 31, 2023.

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party. Our audit committee is charged with the responsibility to review, approve and oversee any transaction between the Company and any related party and to develop policies and procedures for the Committee’s approval of related party transactions. While we do not maintain a written policy with respect to related party transactions, our audit committee and board of directors routinely reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction. Each transaction is reviewed to determine that a related party transaction is entered into by us with the related party pursuant to normal competitive negotiation and on terms no more favorable than with an unrelated third party. We also generally require, unless permitted by law, that all related parties recuse themselves from negotiating and voting on behalf of the Company in connection with related party transactions.

Director Independence

	Independent	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Executive Committee
Director
Milton C. Ault, III	No				X
Gary Atkinson	No				C
Bernardo Melo	No
James M. Turner	No
Henry C.W. Nisser	Yes
Kenneth S. Cragun	Yes
Harvey Judkowitz	Yes	C	X	X	X
Joseph Kling	Yes	X	X	C
Mathieu Peloquin	Yes				X
Jay B. Foreman	Yes	X	C	X	X

C – Chairman of committee

X – Member of committee

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm for the nine months ended December 31, 2023.

EisnerAmper LLP served as our independent registered public accounting firm for the years ended March 31, 2023, and 2022.

Fees and Services

The following is a summary of the fees billed to the Singing Machine by our independent registered public accounting firm for professional services rendered for the nine months ended December 31, 2023, and Fiscal Years 2023 and 2022:

	Nine Months Ended	Fiscal Years Ended
Fee Category	December 31, 2023	March 31, 2023	March 31, 2022

Audit Fees	$246,000	$292,000	$189,000
Tax Fees	-	-	-
All Other Fees	-	100,000	1,000

Total Fees	$246,000	$392,000	$190,000

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, reviews of registration statements, and services of which approximately $31,000, $292,000 and $189,000 were provided by EisnerAmper, LLP for the nine months December 31, 2023 and fiscal years 2023 and 2022, respectively, and approximately $215,000 were provided by Marcum LLP for the nine months ended December 31, 2023.

All Other Fees - Consists of fees for products and services other than the services reported above including component auditor services provided in connection with the audit of Ault Alliance, our former parent company.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements for The Singing Machine Company, Inc. and Subsidiaries are filed as a part of this report:

Consolidated Balance Sheets— December 31, 2023, and March 31, 2023 and 2022.

Consolidated Statements of Operations —Nine months ended December 31, 2023 and Years ended March 31, 2023 and 2022.

Consolidated Statements of Cash Flows—Nine months ended December 31, 2023 and Years ended March 31, 2023 and 2022.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2023 and 2022 and Nine Months ended December 31, 2023.

Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 23, 2022, by and between the Singing Machine and Aegis Capital Corp. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 27, 2022)

1.2	At-The-Market Issuance Sales Agreement, dated February 15, 2023, by and between Singing Machine and Aegis Capital Corp. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on February 17, 2023).

3.1	Certificate of Incorporation of the Singing Machine filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 14, 1999 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in the Singing Machine’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 27, 2001 (incorporated by reference to Exhibit 3.13 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 4, 2001 (incorporated by referenced to Exhibit 3.12 in the Singing Machine’s registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.5	Certificate of Correction to Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 20, 2001 (incorporated by reference to the Singing Machine’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.6	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on January 27, 2006 (incorporated by reference to the Singing Machine’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.7	Certificate for Renewal and Revival of Charter filed with Delaware Secretary of State on September 25, 2012 (incorporated by reference to the Singing Machine’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.8	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2022 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.9	Amended By-Laws of the Singing Machine (incorporated by reference to Exhibit 3.14 in the Singing Machine’s Transition Report on Form 10-KTSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

4.1	Description of Registrant’s Securities (incorporated by reference to the Singing Machine’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

10.1	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between The Singing Machine Company, Inc. and Lakeside IV, LLC (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on July 1, 2019).

10.2	Lease for Ontario, CA warehouse dated January 31, 2013 by and between The Singing Machine Company, Inc. and Majestic-CCCIV Partners (incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on July 1, 2019).

10.3+	Executive Change of Control Agreement dated January 3, 2014 by and between The Singing Machine Company, Inc. and Gary Atkinson, Bernardo Melo, and Lionel Marquis ((incorporated by reference to the Singing Machine’s Current Report on Form 10-K filed with the SEC on July 1, 2019).

10.4	First Amendment to Standard Industrial Lease dated June 15, 2020 (incorporated by reference to the Singing Machine’s Transition Report on Form 10-KT filed with the SEC on August 13, 2020).

10.5	Stock Redemption Agreement, dated as of August 5, 2021, by and among The Singing Machine Company, Inc., Koncepts International, Ltd. and Treasure Green Holdings, Ltd. (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.6	Form of Securities Purchase Agreement (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.7	Form of Common Stock Purchase Warrant (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.8	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.9+	The Singing Machine 2022 Equity Incentive Plan (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 18, 2022)

10.10+	Employment Agreement by and between The Singing Machine Company, Inc. and Gary Atkinson (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.11+	Employment Agreement by and between The Singing Machine Company, Inc. and Lionel Marquis (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.12+	Employment Agreement by and between The Singing Machine Company, Inc. and Bernardo Melo (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.13	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.14	Credit and Security Agreement by and among The Singing Machine Company, Inc., SMC Logistics, Inc. and Fifth Third Bank, dated October 14, 2022 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on October 20, 2022).

10.15+	Employment Agreement by and between The Singing Machine Company, Inc. and Lionel Marquis (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.16	Waiver and First Amendment to Credit and Security Agreement by and among The Singing Machine Company, Inc., SMC Logistics, Inc. and Fifth Third Bank, dated May 19, 2023 (incorporated by reference to the Singing Machine’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.17	Agreement of Lease by and between MICS Nomad, LLC and OAC 111 Flatiron, LLC and OAC Adelphi, LLC, dated August 1, 2023 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.18	Agreement of Lease by and between MICS Nomad, LLC and OAC 111 Flatiron, LLC and OAC Adelphi, LLC, dated August 1, 2023 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.19	Waiver and Second Amendment to Credit and Security Agreement dated August 30, 2023 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.20	Form of Stock Purchase Agreement dated November 20, 2023 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on November 22, 2023).

10.21	Loan Agreement by and between The Singing Machine Company, Inc. and Oxford Commercial Finance dated March 28, 2024 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.22	Revolving Credit Note dated March 28, 2024 (incorporated by reference to Exhibit 10.2 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.23	Security Agreement by and between The Singing Machine Company, Inc. and Oxford Commercial Finance dated March 28, 2024 (incorporated by reference to Exhibit 10.3 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

21*	List of subsidiaries of The Singing Machine Company, Inc.

23*	Consent of Marcum LLP

24*	Consent of EisnerAmper LLP

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Richard Perez, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

97*	The Singing Machine Company, Inc. Clawback Policy, effective November 20, 2023

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan or arrangement.

ITEM 16. FORM 10-KT SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The Singing Machine Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: April 15, 2024	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2024	By:	/s/ Richard Perez
Richard Perez
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Singing Machine Company, Inc. and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ MILTON C. AULT III	Executive Board Chairman	April 15, 2024
MILTON C. AULT III

/s/ GARY ATKINSON	Chief Executive Officer and Director	April 15, 2024
Gary Atkinson	(Principal Executive Officer)

/s/ RICHARD PEREZ	Chief Financial Officer	April 15, 2024
Richard Perez	(Principal Financial Officer)

/s/ BERNARDO MELO	Chief Revenue Officer and Director	April 15, 2024
Bernardo Melo	(Principal Revenue Officer)

/s/ Mathieu Peloquin	Director	April 15, 2024
Mathieu Peloquin

/s/ HARVEY JUDKOWITZ	Director	April 15, 2024
Harvey Judkowitz

/s/ Joseph KLING	Director	April 15, 2024
Joseph Kling

/s/ Jay FOREMAN	Director	April 15, 2024
Jay Foreman

/s/ KENNETH CRAGUN	Director	April 15, 2024
Kenneth Cragun

/s/ JAMES TURNER	Director	April 15, 2024
James Turner

/s/ HENRY C. NISSER	Director	April 15, 2024
Henry C. Nisser

THE SINGING MACHINE COMPANY, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, cash flows, and, shareholders’ equity for the nine month transition period from April 1, 2023 through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from April 1, 2023 through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for Sales Returns:

As discussed in Note 4 to the consolidated financial statements, the Company estimates the sales value of goods to be returned from our allowance programs for goods returned from the customer for various reasons, whereby a reserve for sales returns is recorded based on historic return amounts, specific events as identified and management estimates.

We identified management’s estimate for sales returns as a critical audit matter due to the fact that there was significant judgment required by management with respect to measurement uncertainty, as the calculation of estimated sales returns includes assumptions such as historical product returns and margins experience used to predict future returns. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimates for variable consideration. Our procedures also included, among others, (1) recalculating the sales return reserve based on our review of returns received subsequent to year end and the net realizable value of the returned goods based on historical sales and margin experience; (2) evaluating the Company’s ability to accurately estimate the sales return reserve by comparing historically recorded reserves to the actual amount that was ultimately claimed by the retailers; and (3) analyzing year over year trends in the reserve in comparison with revenue trends to further evaluate reasonableness of the estimate and consistency with expectations.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania
April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Singing Machine Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Singing Machine Company, Inc. and Subsidiaries (the “Company”) as of March 31, 2023, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor from 2016 to 2023.

/s/ EisnerAmper LLP
EISNERAMPER LLP

Iselin, New Jersey
July 14, 2023

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023

Assets
Current Assets
Cash	$6,703,000	$2,895,000
Accounts receivable, net of allowances of $174,000 and $166,000, respectively	7,308,000	2,075,000
Accounts receivable related parties	269,000	239,000
Inventory	6,871,000	9,085,000
Returns asset	1,919,000	555,000
Prepaid expenses and other current assets	136,000	351,000
Total Current Assets	23,206,000	15,200,000

Property and equipment, net	404,000	633,000
Operating leases - right of use assets	3,926,000	561,000
Other non-current assets	179,000	255,000
Total Assets	$27,715,000	$16,649,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,616,000	$1,769,000
Accrued expenses	2,614,000	2,266,000
Refund due to customer	1,743,000	-
Customer prepayments	687,000	583,000
Reserve for sales returns	3,390,000	900,000
Other current liabilities	75,000	99,000
Current portion of operating lease liabilities	84,000	509,000
Total Current Liabilities	16,209,000	6,126,000

Other liabilities, net of current portion	3,000	104,000
Operating lease liabilities, net of current portion	3,925,000	88,000
Total Liabilities	20,137,000	6,318,000

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 6,418,061 issued and outstanding at December 31, 2023 and 3,184,439 issued and 3,167,489 outstanding at March 31, 2023	64,000	32,000
Additional paid-in capital	33,429,000	29,822,000
Subscriptions receivable	-	(6,000)
Accumulated deficit	(25,915,000)	(19,517,000)
Total Shareholders’ Equity	7,578,000	10,331,000
Total Liabilities and Shareholders’ Equity	$27,715,000	$16,649,000

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended	Years Ended
	December 31, 2023	March 31, 2023	March 31, 2022

Net Sales	$29,198,000	$39,299,000	$47,512,000

Cost of Goods Sold	23,008,000	30,090,000	36,697,000

Gross Profit	6,190,000	9,209,000	10,815,000

Operating Expenses
Selling expenses	3,717,000	3,442,000	3,589,000
General and administrative expenses	8,616,000	9,465,000	7,157,000
Total Operating Expenses	12,333,000	12,907,000	10,746,000

(Loss) Income from Operations	(6,143,000)	(3,698,000)	69,000

Other (Expenses) Income
Gain on disposal of fixed assets	44,000	-	-
Gain - related party	-	-	11,000
Gain from extinguishment of PPP loan forgiveness	-	-	448,000
Gain from Employee Retension Credit Program refund	-	704,000	-
Gain from settlement of accounts payable	-	48,000	339,000
Loss from extinguishment of debt	-	(183,000)	-
Interest expense	(299,000)	(479,000)	(580,000)
Total Other (Expenses) Income, net	(255,000)	90,000	218,000

(Loss) Income Before Income Tax Benefit	(6,398,000)	(3,608,000)	287,000

Income Tax Benefit (Provision)	-	(1,030,000)	(57,000)

Net (Loss) Income	$(6,398,000)	$(4,638,000)	$230,000

Loss per Common Share
Basic	$(1.32)	$(1.65)	$0.14
Diluted	$(1.32)	$(1.65)	$0.14

Weighted Average Common and Common
Equivalent Shares:
Basic and Diluted	4,864,540	2,811,872	1,614,506
Diluted	4,864,540	2,811,872	1,623,397

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Fiscal Years Ended
	December 31, 2023	March 31, 2023	March 31, 2022

Cash flows from operating activities
Net (loss) income	$(6,398,000)	$(4,638,000)	$230,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	287,000	228,000	246,000
Amortization of deferred financing costs	-	47,000	45,000
Provision for estimated cost of returns	(1,364,000)	128,000	(156,000)
Provision for inventory obsolesence	1,798,000	536,000	(272,000)
Credit losses	8,000	43,000	(16,000)
(Gain) loss from disposal of property and equipment	(44,000)	3,000	4,000
Stock based compensation	110,000	382,000	44,000
Amortization of right of use assets	510,000	718,000	795,000
Change in net deferred tax assets	-	893,000	(5,000)
Loss on debt extinguishment	-	183,000	-
Paycheck Protection Plan loan forgiveness	-	-	(448,000)
Gain - related party	-	-	(11,000)
Gain from extinguishment of accounts payable	-	(48,000)	(339,000)
Changes in operating assets and liabilities:
Accounts receivable	(5,241,000)	667,000	(558,000)
Accounts receivable – related parties	(30,000)	(87,000)	(64,000)
Due from banks	-	101,000	4,456,000
Inventories	415,000	3,858,000	(8,244,000)
Prepaid expenses and other current assets	215,000	78,000	(123,000)
Other non-current assets	76,000	(38,000)	61,000
Accounts payable	5,847,000	(3,511,000)	3,217,000
Accrued expenses	348,000	533,000	77,000
Due to related parties	-	(63,000)	-
Refunds due to customer	1,743,000	-	(139,000)
Prepaids from customers	103,000	485,000	(47,000)
Reserve for sales returns	2,490,000	(90,000)	30,000
Operating lease liabilities	(462,000)	(738,000)	(795,000)
Net cash provided by (used in) operating activities	411,000	(330,000)	(2,012,000)
Cash flows from investing activities
Purchase of property and equipment	(68,000)	(244,000)	(118,000)
Disposal of property and equipment	54,000	-	-
Net cash used in investing activities	(14,000)	(244,000)	(118,000)
Cash flows from financing activities
Proceeds from issuance of stock, net of offering costs	3,529,000	3,393,000	9,001,000
Payment of redemption and retirement of treasury stock	-	-	(7,162,000)
Collection of subscriptions receivable	6,000	-	-
Net (payment) proceeds from revolving lines of credit	-	(2,500,000)	2,435,000
Payment of subordinated note payable - Starlight Marketing Development, Ltd.	-	(353,000)	(150,000)
Payment of deferred financing charges	-	(254,000)	(38,000)
Payment of early termination fees on revolving lines of credit	-	(183,000)	-
Payments on installment notes	(124,000)	(74,000)	(68,000)
Proceeds from exercise of stock options	-	-	14,000
Proceeds from exercise of common stock warrants	-	990,000	-
Proceeds from exercise of pre-funded warrants	-	168,000	-
Payments on finance leases	-	(9,000)	(8,000)
Net cash provided by financing activities	3,411,000	1,178,000	4,024,000
Net change in cash	3,808,000	604,000	1,894,000

Cash at beginning of year	2,895,000	2,291,000	397,000
Cash at end of period	$6,703,000	$2,895,000	$2,291,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,000	$481,000	$547,000
Cash paid for income taxes	$-	$34,000	$-
Non-Cash investing and financing cash flow information:
Equipment purchased under capital lease	$-	$55,000	$24,000
Issuance of common stock and warrants for offering costs	$-	$244,000	$548,000
Right of use assets exchanged for lease liabilities	$3,874,000	$192,000	$16,000

See notes to the consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the twelve months ended March 31, 2023 and 2022 and nine months ended December 31, 2023

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at March 31, 2021	1,301,358	$13,000	$20,151,000	$-	$(12,254,000)	$7,910,000
Net income	-	-	-	-	230,000	230,000
Issuance of common stock	550,000	6,000	4,944,000	-	-	4,950,000
Issuance of pre-funded warrants	-	-	4,882,000	-	-	4,882,000
Common stock offering costs	-	-	(831,000)	-	-	(831,000)
Issuance of common stock for stock offering costs	19,047	-	-	-	-	-
Redemption and retirement of treasury shares	(654,105)	(7,000)	(4,301,000)	-	(2,855,000)	(7,163,000)
Stock based compensation	2,242	-	44,000	-	-	44,000
Exercise of stock options	2,667	-	14,000	-	-	14,000
Balance at March 31, 2022	1,221,209	12,000	24,903,000	-	(14,879,000)	10,036,000
Net loss	-	-	-	-	(4,638,000)	(4,638,000)
Issuance of common stock	1,014,230	10,000	4,026,000	(6,000)	-	4,030,000
Common stock offering costs	-	-	(637,000)	-	-	(637,000)
Exercise of pre-funded and common warrants	914,558	10,000	1,148,000	-	-	1,158,000
Stock based compensation	15,803	-	145,000	-	-	145,000
Employee compensation - stock option	-	-	237,000	-	-	237,000
Other	1,688	-	-	-	-	-
Balance at March 31, 2023	3,167,488	32,000	29,822,000	(6,000)	(19,517,000)	10,331,000

Net loss	-	-	-	-	(6,398,000)	(6,398,000)
Issuance of common stock - at-the -market offering	1,052,770	10,000	1,699,000	-	-	1,709,000
Issuance of common stock - private placement	2,197,803	22,000	1,977,000	-	-	1,999,000
Common stock offering costs	-	-	(179,000)	-	-	(179,000)
Stock based compensation	-	-	110,000	-	-	110,000
Other	-	-	-	6,000	-	6,000

Balance at December 31, 2023	6,418,061	$64,000	$33,429,000	$-	$(25,915,000)	$7,578,000

See notes to the consolidated financial statements.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 - RECENT DEVELOPMENTS

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Transition Report on Table of Contents Form 10-KT are for the nine-month period ended December 31, 2023 (“transition period”), and our fiscal years 2023 and 2022 are for the twelve months ended March 31, 2023, and March 31, 2022, unless otherwise noted.

Private Placement

On November 20, 2023, the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,198,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased.

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

The term of the Lease Agreement is for fifteen (15) years, or on such an earlier date upon which the term shall expire, be canceled or terminated pursuant to any of the conditions or covenants of the Lease Agreement. Pursuant to the Lease Agreement, MICS NY is obligated to pay an initial base rent in the amount of $30,000 beginning August 1, 2024, with scheduled increases over the term, as set forth in the Lease Agreement.

In March 2024, the Company initiated the termination of this lease under certain provisions made available under the Lease Agreement. The Landlord and the Company are in active discussions as to the terms of the lease termination however as of this filing, it is too early in the negotiation process to estimate any potential loss, if any, related to the lease termination process.

ATM Offering

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,800,000 in shares of the Company’s common stock. For the nine months ended December 31, 2023, and fiscal year ended March 31, 2023, the Company received net proceeds of approximately $1,654,000 and $36,000, respectively, after payment of brokerage commissions and administrative fees to the agent. As of May 12, 2023, the Company terminated the Sales Agreement.

NOTE 3 – LIQUIDITY, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2023, the Company had cash on hand of approximately $6,703,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management intends to finance operations with future debt or equity financings however, if and when such financings may occur are uncertain.

In making this assessment management performed a comprehensive analysis of the Company’s current circumstances including: its financial position, cash flow and cash usage forecasts, and obligations and debts. Although management has a recent history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources outside the Company’s direct control that management expects to be available within the next 12 months.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its Hong Kong subsidiary, SMCL, SMCM, SMH, MICS Hospitality, MICS Hospitality Management and MICS NY. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

RECLASSIFICATION OF PRIOR YEARS PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include revenue recognition, allowance for credit losses, provision for excess and obsolete inventory, reserve for sales returns, accruals relating to litigation, income taxes and share-based compensation expense.

ACCOUNTS RECEIVABLE AND ALLOWANCES FOR EXPECTED CREDIT LOSSES

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The amendments in ASU 2016-03 were effective for our fiscal year beginning April 1, 2023, including interim periods within that fiscal year. We adopted ASU 2016-03 on April 1, 2023, and the adoption did not have any material effect on our consolidated financial statements and related disclosures.

The Company recognizes an allowance for credit losses at the time a receivable is recorded based on its estimate of expected credit losses and adjusts this estimate over the life of the receivable as needed. The Company evaluates specific identified risks and the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts. As needed, amounts are written-off when determined to be uncollectible.

INVENTORY AND RETURNS ASSET

Inventory is comprised primarily of electronic karaoke equipment, microphones, and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews the Company’s investment in inventories for such declines in value.

In addition, the Company reports an estimated amount for the net realizable value of expected future inventory returns (returns asset) related to the Company’s defective allowance, overstock, and warranty policies.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets, including property, equipment and rental assets, to determine whether impairment of these assets has occurred or whether a revision to the related amortization periods should be made. If the carrying value of the long-lived asset group exceeds the estimated future undiscounted cash flows, an impairment loss is recorded based on the amount by which the asset group’s carrying amount exceeds its fair value. Fair value is determined based on an evaluation of the assets’ associated discounted future cash flows or appraised value. For the nine months ended December 31, 2023 and fiscal year ended March 31, 2023, the Company had no impairment loss related to long-lived assets.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using straight-line methods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, which requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For the purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, accounts payable, accrued expenses, refunds due to customers, customer deposits, other current liabilities and due from related parties approximates fair value due to the relatively short period to maturity for these instruments. The carrying amounts on other liabilities are approximate to fair value due to their relatively short period to maturity.

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

The Company’s performance obligations are established when a customer submits a purchase order notification, and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. Revenue from sales of product is recognized at a point in time when the Company transfers control to the customer, typically at the time when the product is delivered or shipped, at which time, title passes to the customer and there are no further performance obligations with regards to the product.”

The Company selectively participates in a retailer’s co-op promotion incentives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to our customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. Co-op promotion incentives were approximately $2,600,000 during the nine months ended December 31, 2023, $2,300,000 during fiscal 2023 and $2,000,000 during fiscal 2022.

The Company’s contracts with customers consist of one performance obligation (the sale of the Company’s products). The Company’s contracts have no financing elements, payment terms are generally less than 120 days and have no further contract asset or liability obligations once control of goods is transferred to the customer. Revenue is recorded in the amount of consideration the Company expects to receive for the sale of these goods.

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

While the Company has no overstock return privileges in its vendor agreements with its customers, the Company does accept defective returns, warranty exchanges and overstock from seasonal customers. The Company estimates the sales value of goods to be returned from our allowance programs for goods returned from the customer for various reasons, whereby a reserve for sales returns is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns was approximately $3,400,000 as of December 31, 2023, and $900,000 as of March 31, 2023. The Company estimates the net realizable value of these expected future sales returns. The net realizable value of these estimated returns is classified as return assets as part of current assets on the accompanying consolidated financial statements. The Company’s return assets were approximately $1,900,000 and $600,000 as of December 31, 2023, and March 31, 2023, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. For the nine months ended December 31, 2023, shipping and handling expenses were approximately $600,000. For Fiscal 2023 and 2022 shipping and handling expenses were approximately $500,000 and $900,000, respectively. These expenses are classified as a component of selling expenses in the accompanying consolidated statements of operations.

SHARE-BASED COMPENSATION

The Company has granted stock options and restricted stock units (“RSUs”) to employees, non-employee consultants and non-employee members of our Board of Directors. The Company also has an equity incentive plan which provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards collectively, the “Awards.” Awards may be granted under the 2022 Plan to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

The Company measures the compensation cost associated with all share-based payments based on grant date fair values. The fair value of each stock option and stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. The Company generally uses the Black-Scholes option pricing model to estimate the fair value of its stock options and stock purchase rights. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and several assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.

For grants of stock options, the Company uses a blend of historical and implied volatility for traded options on its stock to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of a blended volatility estimates in computing the expected volatility assumption for stock options is based on its belief that while the implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. The Company utilizes a blended volatility estimate that consists of implied volatility and historical volatility in order to estimate the expected volatility assumption of the Black-Scholes model.

The expected term of stock options granted is estimated using historical experience. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options and stock purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts. The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate assumption for all types of share-based compensation awards based on historical forfeiture rates related to each category of award.

Compensation costs associated with grants of restricted stock units are measured at fair value, which has historically been the closing price of the Company’s common stock on the date of grant.

The Company recognizes share-based compensation expense over the requisite service period of each individual award, which generally equals the vesting period, using the straight-line method for awards that contain only service conditions. For awards that contain performance conditions, the Company recognizes the share-based compensation expense on a straight-line basis for each vesting tranche, when achievement of that tranche is considered probable.

The Company evaluates the assumptions used to value stock awards at each grant date. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

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

As of December 31, 2023, and March 31, 2023, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, amount of income taxes separate by federal and individual tax jurisdictions, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state and foreign. ASU 2023-09 is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

A summary of property and equipment is as follows:

	Useful	December 31,	March 31,
	Life	2023	2023

Computer and office equipment	5-7 years	$404,000	$497,000
Furniture and fixtures	7 years	107,000	111,000
Warehouse equipment	7 years	-	251,000
Molds and tooling	3-5 years	2,228,000	2,160,000
		2,739,000	3,019,000
Less: Accumulated depreciation		2,335,000	2,386,000
		$404,000	$633,000

Depreciation expense for the nine months ended December 31, 2023 was approximately $287,000.

Depreciation expense for both fiscal years ended March 31, 2023, and 2022, was approximately $228,000 and $246,000, respectively.

NOTE 6 – FINANCING

Oxford Credit Facility

On March 28, 2024, the Company entered into a Loan and Security Agreement with Oxford Business Credit (the “Credit Agreement”), as Lender. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $2,000,000 revolving credit facility (“Credit Facility”). Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Agreement).

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

Borrowings under the Credit Facility take the form of base rate loans at interest rates of the greater of either (a) the Prime Rate plus 2.5% The Credit agreement includes certain covenants which include, but are not limited to restrictions on debt, asset liens, capital expenditures, formation of new entities and financial covenants.

The Credit Agreement is for a two-year term that expires on November 28, 2026, and automatically renews for an additional one-year term on each anniversary of date of the agreement unless the Company notifies Oxford within 60 days before the anniversary date of its intention to pay off the Credit Facility and terminate the Credit Agreement.

The Company is subject to a two percent (2%) Exit Fee if the Company terminates the Credit Agreement and repays the obligations under Credit Facility prior to the anniversary date of the Credit Agreement. The Exit Fee shall automatically renew on the two-year anniversary date of the Loan Agreement for an additional one-year period unless the Company notifies Lender in writing within sixty (60) days before such anniversary date of Borrower’s intention to pay off this Credit Facility and terminate the Credit Agreement and all obligations of the Credit Facility are paid in full by such anniversary date.

Fifth Third Bank Asset-backed Revolving Credit Facility

On October 14, 2022, the Company entered into a Loan and Security Agreement with Fifth Third Financial Corporation (the “Credit Agreement”), as Lender, replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $15,000,000 revolving credit facility (“Credit Facility”). The Credit Facility was terminated on November 17, 2023. Availability under the Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Agreement).

Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and being amortized over life of the loan. During the nine months ended December 31, 2023, and 2022, the Company incurred amortization expenses of approximately $215,000 and $18,000 respectively associated with the amortization of deferred financing costs from the Credit Agreement. During the fiscal years ended March 31, 2023, and 2022, the Company incurred amortization expense of approximately $39,000 and $0, respectively, associated with the amortization of deferred financing costs from the Credit Agreement.

Borrowings under the Credit Facility took the form of base rate loans at interest rates of the greater of either (a) the Prime Rate plus 0.50% or (b) the Secured Overnight Financing Rate (“SOFR”) 30-day term rate plus 3%, subject to a minimum of 0.050% in either case. For the nine months ended December 31, 2023, and 2022, the Company incurred interest expense of approximately $28,000 and $19,000, respectively. For the fiscal years ended March 31, 2023, and 2022, the Company incurred interest expense of approximately $33,000 and $0, respectively.

On May 19, 2023, the Company executed a Waiver and First Amendment agreement which provides for a waiver of previous defaults and instituted new covenants. On November 17, 2023, the Company voluntarily terminated the Credit Agreement as the Company could not comply with the debt coverage financial covenant effective September 30, 2023. There was no balance outstanding on the credit agreement as of the termination date.

Intercreditor Revolving Credit Facility Crestmark Bank and Iron Horse Credit

On June 16, 2020, the Company entered into a two-year Credit and Security Agreement for a $2,500,000 financing facility, with Iron Horse Credit (“IHC”) on eligible accounts receivable and inventory. Also, on June 16, 2020, the Company entered into a two-year Loan and Security Agreement for a $10,000,000 financing facility with Crestmark Bank (“Crestmark”) on eligible accounts receivable. For the nine months ended December 31, 2023, and 2022, the Company incurred approximately $0 and $8,000, respectively, in amortization costs for deferred financing charges associated with the credit and security agreements with Crestmark and IHC. The Company also incurred interest expense of approximately $400,000 and $500,000 for the fiscal years ended March 31, 2023, and 2022, respectively, associated with the credit and security agreements with Crestmark and IHC.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Hospitality Lease

On August 23, 2023, MICS NY entered into an Agreement of Lease (the “Lease Agreement”) with OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), pursuant to which MICS NY agreed to lease approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York (the “Premises”). It was the Company’s intention to use the Premises as a new karaoke venue, offering immersive karaoke technology and audio-visual capabilities, with restaurant and bar offerings however due to lack of funding, the Company initiated termination of the lease in March 2024 (See Note 8 - Operating Leases).

The term of the Lease Agreement is for fifteen (15) years, or on such an earlier date upon which the term shall expire, be canceled, or terminated pursuant to any of the conditions or covenants of the Lease Agreement. Pursuant to the Lease Agreement, MICS NY is obligated to pay an initial base rent in the amount of $30,000 beginning July 1, 2024, with scheduled increases over the term, as set forth in the Lease Agreement.

In March 2024, the Company initiated the termination of this lease under certain provisions made available under the Lease Agreement. The Landlord and the Company are in active discussions as to the terms of the lease termination however as of this filing, it is too early in the negotiation process to estimate any potential loss, if any, related to the lease termination process.

Derivative Litigation

On December 21, 2023, Ault Lending, LLC, a wholly owned subsidiary of Ault Alliance, Inc. (“Ault”), one of the Company’s largest shareholders, filed a derivative shareholder action in Delaware Chancery Court against the Company, its Directors, and other Company shareholders (The Stingray Group, Inc. and Regalia Ventures) (“the Defendants”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The Complaint alleges the Company, and its Directors followed an inadequate process in evaluating the private placement transaction which occurred back in November 2023 and entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. The Defendants have retained Delaware counsel to represent them in this matter and the Company has filed a motion to dismiss the suit. The Company has Director & Officer liability insurance for up to $5,000,000 with a retention of $250,000 for derivative claims.

Other than what is disclosed above, we are not a party to, and our property is not the subject of, any pending material legal proceedings.

NOTE 8 – OPERATING LEASES

At the time of this filing, the Company has operating lease agreements for offices in Florida and Hong Kong and a retail location in New York expiring in various years through 2038. The Company entered into an operating lease agreement, effective October 1, 2017, for our corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space. The lease expired on March 31, 2024. The base rent payment is approximately $9,950 per month, subject to annual adjustments. On February 22, 2024, the Company executed a lease extension for 14 months effective April 1, 2024, and expires on May 31, 2025. The base rent on the extension is approximately $10,553 per month subject to a 3% annual adjustment.

The Company entered into an operating lease on August 23, 2023, for approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space. The lease expires August 22, 2038, and the monthly base rent is $30,000, subject to annual increases. The lease includes a 11-month free rent period between July 1, 2023, and June 30, 2024 and also includes a $700,000 reimbursement for tenant improvements upon completion of construction milestones as defined in the lease. Due to uncertainties as to whether these milestones will be met timely, the Company has not recorded any amounts related to the tenant improvement allowance in our consolidated financial statements for the nine months ended December 31, 2023, at lease inception in the balance sheet of our consolidated financial statements.

On August 31, 2023, our Ontario, California operating lease agreement for our primary warehouse expired. The Company did not renew the lease and instead transferred all of its warehousing and logistics operations to a third-party logistics facility.

We entered into an operating lease agreement, effective October 15, 2022, for our administrative office located in Hong Kong where we lease approximately 1,890 square feet of office space. The lease expires on October 14, 2025. The base rent payment is approximately $4,900 per month for the entire term of the lease.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

Lease expense for our operating leases is recognized on a straight-line basis over the lease terms.

Supplemental balance sheet information related to leases as of December 31, 2023 and March 31, 2023 is as follows:

	December 31, 2023	March 31, 2023
Assets:
Operating lease - right-of-use assets	$3,926,000	$561,000

Liabilities
Current portion of operating leases	$84,000	$509,000
Operating lease liabilities, net of current portion	$3,925,000	$88,000

Supplemental statement of operations information related to leases for the nine months ended December 31, 2023 and fiscal year ended March 31, 2023 is as follows:

	Nine Months Ended	Fiscal Year Ended
	December 31 2023	March 31, 2023
Operating lease expense as a component of general and administrative expenses	$717,000	$1,058,000

Supplemental cash flow information related to leases for the nine months ended December 31, 2023 and fiscal year ended March 31, 2023 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$858,000	$960,000

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating leases	15.0	12.4
Weighted average discount rate
Operating leases	12.0%	6.5%

Minimum future payments under all operating leases as of December 31, 2023, are as follows:

Payments due by period	Amount
2024	$269,000
2025	355,000
2026	529,000
2027	585,000
2028	610,000
Thereafter	7,555,000
Total minimum future payments	9,903,000
Less: interest	5,894,000
Total operating lease liabilities	$4,009,000
Less: current portion of lease liabilities	84,000
Operating lease liabilities, net of current portion	$3,925,000

NOTE 9 – STOCK COMPENSATION EXPENSE

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

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

COMMON STOCK OPTIONS

During the nine months ended December 31, 2023, the Company did not issue any stock options. During the fiscal years ended March 31, 2023, the Company issued the following stock options:

Fiscal 2023:

During the fiscal year ended March 31, 2023, the Company issued 6,001 stock options under the 2022 Plan at an exercise price ranging from $2.35 to $8.11 per share to directors as compensation for their service.

During the fiscal year ended March 31, 2023, the Company issued 37,001 stock options from the 2022 Plan at an exercise price ranging from $4.00 to $8.65 per share to the Company’s officers as incentive compensation for the successful up-listing of the Company’s common stock on the Nasdaq Capital Market and compensation related to their Fiscal 2022 annual incentive plan.

During the fiscal year ended March 31, 2023, the Company issued 64,750 stock options from the 2022 Plan to all employees (excluding Company officers) who had one year or more of service to the Company under an Employee Incentive Plan at an exercise price ranging from $8.11 to $8.65 per share.

Employee stock option compensation expense for the nine months ended December 31, 2023, and in fiscal years ended March 31, 2023, and 2022 includes the estimated fair value of options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the nine months ended December 31, 2023, the stock option expense was approximately $110,000. For the fiscal years ended March 31, 2023, and 2022, the stock option expense was approximately $237,000 and $22,000, respectively.

Fiscal 2022:

During the fiscal year ended March 31, 2022, the Company issued 2,001 Board approved options three members of our Board of Directors at an exercise price ranging from $8.10 and $8.70 per share pursuant to our annual director compensation plan for the fiscal year ended March 31, 2022.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the assumptions outlined below. The expected volatility is based upon the historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

●	For the year ended March 31, 2023: expected dividend yield of 0%, risk-free interest rate between 2.63% and 3.21%, respectively, with volatility between 166.1% and 196.3%, respectively with an expected term of three years.

●	For the fiscal year ended March 31, 2022: expected dividend yield of 0%, risk-free interest rate between 0.43% and 0.96%, respectively with volatility between 149.5% and 157.0% respectively with an expected term of three years.

A summary of stock option activity for each of the years presented is summarized below.

	Nine Months Ended December 31, 2023			Fiscal Year Ended March 31, 2023			Fiscal Year Ended March 31, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Stock Options:
Balance at beginning of year	161,427	$7.90	6.6	56,343	$9.90	4.1	56,010	$9.90	5.4
Granted	-	$-	-	107,752	$6.83	-	3,667	$7.80	-
Exercised	-	$-	-	-	$-	-	(2,667)	$5.40	-
Forfeited	(47,666)	$7.48	-	(2,668)	$5.63	-	(667)	$3.60	-
Balance at end of year *	113,761	$8.08	4.2	161,427	$7.90	6.6	56,343	$9.90	4.1

Options exercisable at end of year	91,261	$8.06		53,675	$9.90		52,667	$9.90

*	Total number of options outstanding as of December 31, 2023, includes 23,343 options issued to six current and three former directors as compensation, 56,668 options issued to Company officers as compensation and 33,750 options issued to employees as part of an Employee Stock Incentive Plan.

As of December 31, 2023, there was an unrecognized expense of approximately $122,000 remaining on options currently vesting over time with approximate weighted average of eighteen months remaining until these options are fully vested.

The vested options as of December 31, 2023, had no intrinsic value. As of December 31, 2023, there were 165,469 shares under the 2022 Plan available to be issued.

WARRANTS

Common warrants issued and outstanding as of December 31, 2023 and March 31, 2023, were 902,113. There were no changes in the warrants outstanding during the period.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

As of December 31, 2023, the Company’s warrants by expiration date were as follows:

Number of Common Warrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

NOTE 10 - COMPUTATION OF (LOSS) EARNINGS PER SHARE

Computation of dilutive shares for the nine months ended December 31, 2023 and fiscal years ended March 31, 2023 and 2022 are as follows:

	Nine months ended December 31, 2023	Fiscal year ended March 31, 2023	Fiscal year ended March 31, 2022
Basic weighted average common shares outstanding	4,864,540	2,811,872	1,614,506
Effect of dilutive stock options	-	-	8,891

Diluted weighted average of common shares outstanding	4,864,540	2,811,872	1,623,397

Basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method. For the nine months ended December 31, 2023, options to purchase 113,761 shares of common stock and 902,113 common stock warrants were excluded in the calculation of diluted net (loss) income per share as the result would have been anti-dilutive. For the fiscal year ended March 31, 2023, options to purchase 53,675 shares of common stock and 902,113 common stock warrants were excluded in the calculation of diluted net (loss) income per share as the result would have been anti-dilutive.

For the fiscal year ended March 31, 2022, pre-funded warrants to purchase 561,111 shares of common stock were included in basic weighted average shares outstanding as deemed outstanding. Options to purchase 8,891 shares of common stock were included in the calculation of diluted net income per share. For the fiscal year ended March 31, 2022, options and warrants to purchase approximately 56,000 shares of common stock were excluded in the calculation of diluted net (loss) income per share as the result would have been anti-dilutive.

NOTE 11 – PUBLIC OFFERING AND NASDAQ UPLISTING

On May 23, 2022, the Company entered into the Underwriting Agreement with Aegis Capital Corp., who acted as the sole Underwriter, in a firm commitment underwritten public offering pursuant to which the Company sold to the Underwriter 1,000,000 shares of common stock, par value $0.01 per share for gross proceeds of $4,000,000 prior to deducting underwriting discounts and commissions and other estimated offering expenses of approximately $600,000. The price to the public in the offering was $4.00 per Share, before underwriting discounts and commissions. The offering closed on May 26, 2022. The Company received net proceeds of approximately 3,400,000 which was used for working capital.

Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue to the Underwriter warrants to purchase up to 100,000 shares of Common Stock representing 10.0% of the Shares sold in this offering, excluding any Shares sold through the over-allotment option. The warrants are exercisable for six months from the commencement of sales under the offering, have an exercise price of $5.00 per share and expire five years from the date of issuance. The Company estimated the fair value of these warrants to be approximately $244,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $2.90, expected life of the warrants of 3 years; stock price volatility of 176%; dividend yield of 0%; and the risk-free interest rate of 2.63%.

On May 24, 2022, the Company’s common stock was approved to list on the Nasdaq Capital Market under the symbol “MICS” and began trading on the Nasdaq Capital Market on May 24, 2022.

NOTE 12 – ATM OFFERING

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,800,000 in shares of the Company’s common stock. For the nine months ended December 31, 2023, and fiscal year ended March 31, 2023, the Company received net proceeds of approximately $1,654,000 and $36,000, respectively, after payment of brokerage commissions and administrative fees to the agent. The ATM Offering was terminated on May 12, 2023.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

NOTE 13 – PRIVATE PLACEMENT

On November 20, 2023, the Company the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,198,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased.

NOTE 14 - AUGUST 2021 STOCK REDEMPTION

On August 5, 2021, the Company entered into the Redemption Agreement with koncepts and Treasure Green (former majority shareholders), pursuant to which the Company redeemed 654,105 shares of common stock of the Company. The closing of the transaction set forth in the Redemption Agreement took place on August 10, 2021, at which time the Redeemed Shares were assigned and transferred back to the Company in consideration of a payment by the Company of approximately $7.2 million to koncepts and Treasure Green. The Redeemed Shares were retired and returned to the unissued authorized capital of the Company. Pursuant to the Redemption Agreement, neither koncepts nor Treasure Green remained stockholders of the Company.

NOTE 15 – AUGUST 2021 PRIVATE PLACEMENT

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

The closing of the Private Placement took place on August 10, 2021, when the Shares and Warrants were delivered to the purchasers and funds, in the amount of approximately $9,800,000, were received by the Company. Approximately $7,200,000 of the funds was used to execute the Redemption Agreement (See Note 14 – August 2021 Stock Redemption).

Stingray is part of the group of investors who participated in the Private Placement and have acquired a minority interest in the Company.

In connection with the Private Placement, on July 6, 2021, the Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (“AGP”), which provided for AGP to serve as the exclusive placement agent, advisor or underwriter (the “placement agent services”). Pursuant to the Placement Agency Agreement, upon closing of the Private Placement, the Company paid AGP placement fees of approximately $600,000 (representing 7% of the gross proceeds raised in the Private Placement excluding proceeds raised from the strategic investor, plus 3.5% of the aggregate gross proceeds raised from the strategic investor), and issued AGP warrants to purchase 44,445 shares of the Company’s common stock (the “Advisor Warrants”) (representing 5% of the aggregate number of Shares and Pre-Funded Warrants sold in the Private Placement, excluding the Shares sold to the strategic investor). The Advisor Warrants have the same exercise price ($10.50) and terms as the Common Warrants issued in the Private Placement. The Company estimated the fair value of the Advisor Warrants to be approximately $400,000 using the Black-Scholes Model based on the following input assumptions: common stock price of $9.90, expected life of the warrants of 2.5 years; stock price volatility of 168%; dividend yield of 0%; and the risk-free interest rate of 2.65%.

In addition to the placement fees paid to AGP, the Company incurred additional offering costs for direct incremental legal, consulting, accounting and filing fees related to the Private Placement of approximately $400,000 of which one consultant was issued 1,905 shares of restricted common stock with an aggregate fair value of approximately $200,000 and a cash payment of approximately $100,000. Total offering costs related to the Private Placement amounted approximately $800,000 of which was payment of stock issuance expenses, which is recorded as an offset to additional paid in capital in the accompanying consolidated statements of shareholders’ equity.

NOTE 16 - INCOME TAXES

The Company’s loss before income taxes for the nine months ended December 31, 2023, and fiscal years ended March 31, 2023, and 2022 is as follows:

	Nine months ended	Fiscal years ended
	December 31, 2023	March 31, 2023	March 31, 2023

United States	$(6,173,000)	$(3,526,000)	$(261,000)
Foreign	(225,000)	(82,000)	548,000
	$(6,398,000)	$(3,608,000)	287,000

The provision for income taxes for the nine months ended December 31, 2023, and fiscal years ended March 31, 2023, and 2022 is as follows:

	Nine months ended	Fiscal years ended
	December 31, 2023	March 31, 2023	March 31, 2022
Income tax provision:
Current:
Federal	$-	$109,000	$63,000
State	-	-	-
Other	-	(5,000)	-
Hong Kong	-	34,000	-

Total current Federal and State	$-	$138,000	$63,000

Deferred:
Federal	$-	$686,000	$(60,000)
State	-	206,000	54,000

Total Deferred Federal and State	-	892,000	(6,000)

Total income tax provision	$-	$1,030,000	$57,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

The Company’s net deferred tax assets as of December 31, 2023, and ended March 31, 2023 are as follows:

	December 31,	March 31,
	2023	2023
NOL Federal Carryforward	$1,291,000	$868,000
State NOL Carryforward	470,000	341,000
Inventory differences to inventory valuation	1,173,000	623,000
Stock option compensation expense	159,000	184,000
Right of use liability	1,022,000	118,000
Business interest limitation	151,000	138,000
Allowance for doubtful accounts	45,000	43,000
Reserve for estimated returns	384,000	89,000
Accrued vacation	7,000	14,000
	4,702,000	2,418,000
Less: valuation allowance	(3,600,000)	(2,104,000)
Net deferred tax asset	1,102,000	314,000

Depreciable and amortizable assets	(67,000)	(134,000)
ROU Asset	(1,000,000)	(111,000)
Prepaid expenses	(35,000)	(69,000)

Net deferred tax liability	(1,102,000)	(314,000)

	$-	$-

The Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year. The Company also recognizes federal, state and foreign deferred tax liabilities or assets based on the Company’s estimate of future tax effects attributable to temporary differences and carryforwards. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal, state and foreign laws; and the amount and timing of future taxable income. The Company evaluated the realizability of its deferred tax assets as of December 31, 2023 and March 31, 2023 in accordance with accounting principles generally accepted in the United States of America and concluded that valuation allowance against all of our deferred tax assets was necessary based upon the Company’s conclusions regarding, among other considerations, the Company’s recent history of losses and projected earnings for fiscal year 2024 and in the future.

The actual tax provision differs from the “expected” tax for the nine-month transition period ended December 31, 2023, and the years ended March 31, 2023, and 2022 (computed by applying the U.S. Federal Corporate tax rate of 21 percent to income before taxes) as follows:

	December 31, 2023	March 31, 2023	March 31, 2022

Statutory federal tax rate	$(1,344,000)	$(758,000)	$60,000
Stater tax rate	(326,000)	(174,000)	14,000
Permanent differences	15,000	13,000	10,000
Permanent difference in ERC income	-	(99,000)	-
Tax rate differential on foreign earnings	59,000	21,000	(84,000)
Expiration of net opretaing loss carryforward	89,000	-	-
Change in valuation allowance	1,495,000	2,026,000	55,000
Other	12,000	1,000	2,000

	$-	$1,030,000	$57,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

At December 31, 2023, and March 31, 2023, the Company had federal tax net operating loss carryforwards in the amount of approximately $6,149,000 and $4,131,000, respectively that begin to expire in the year 2025. The net operating loss carryforward is subject to an IRS Section 382 limitation that limited the amount available to use beginning in Fiscal 2020 to approximately $150,000 per year. In addition, the Company had state tax net operating loss carryforwards of approximately $2,453,000 and $2,238,000, respectively that will begin to expire beginning in 2024. These tax net operating loss carryforwards may be subject to adjustment based on future changes in ownership.

At December 31, 2023, the Company evaluated the realizability of its deferred tax assets in accordance with GAAP and concluded that a valuation allowance of approximately $3,600,000 million against deferred tax assets is necessary. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s current and anticipated customers, contracts and product introductions, and recent operating results.

NOTE 17 – REVENUE DISAGGREGATION

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments:

Revenue by product line is as follows:

	Nine Months Ended	Fiscal Years Ended
	December 31,2023	March 31, 2023	March 31, 2022
Product Line
Karaoke Machines	$24,189,000	$28,856,000	$38,869,000
Licensed Products	549,000	95,000	1,645,000
Kids Youth Electronics	565,000	1,872,000	2,277,000
Microphones and Accessories	3,283,000	7,802,000	4,185,000
Music Subscriptions	612,000	674,000	536,000

Total Net Sales	$29,198,000	$39,299,000	$47,512,000

Revenue by geographic region is as follows:

	FOR THE NINE MONTHS ENDED	FOR THE FISCAL YEARS ENDED
	December 31, 2023	March 31, 2023	March 31, 2022
North America	$28,763,000	$38,298,000	$46,396,000
Australia	205,000	670,000	679,000
Europe and United Kingdom	226,000	331,000	359,000
All Others	4,000	-	78,000

	$29,198,000	$39,299,000	$47,512,000

The geographic area of sales is based primarily on where the product was delivered.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK AND REVENUE

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

The Company derives most of its revenues from retailers in the United States. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. On December 31, 2023, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable. On March 31, 2023, 79% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. On March 31, 2022, 53% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

Revenues derived from our top three customers for the nine months ended December 31, 2023, and 2022, were 81% and 77% of total revenue, respectively. Revenues derived from our top three customers for the fiscal years ended March 31, 2023, and 2022 were 69% and 72% of total revenue, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top three customers for the nine months ended December 31, 2023, and top two customers for the nine months ended December 31, 2022, as percentage of the net sales were 48%, 21% and 12% and 46% and, 22%, respectively. Revenues from customers representing greater than 10% of total net sales were derived from our top two customers in Fiscal 2023 and top three customers in Fiscal 2022 as percentage of the net sales were 48% and 21% and 37%, 18%, and 17%, respectively. The loss of any of these customers could have an adverse impact on the Company.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

The Company is dependent upon foreign companies for the manufacture of all its electronic products. The Company’s arrangements with manufacturers are subject to the risk of doing business abroad, such as import duties, trade restrictions, work stoppages, foreign currency fluctuations, political instability, and other factors, which could have an adverse impact on its business. The Company believes that the loss of any one or more of their suppliers would not have a long-term material adverse effect because other manufacturers with whom the Company does business would be able to increase production to fulfill their requirements. However, the loss of certain suppliers in the short term could adversely affect business until alternative supply arrangements are secured.

During the nine months ended December 31, 2023, and fiscal years 2023 and 2022, manufacturers in the People’s Republic of China accounted for 100% of the Company’s total product purchases, including all the Company’s hardware purchases. In 2018 the U.S. government-imposed tariffs of up to 25% on certain goods imported from China. All our products are manufactured and imported from China however, only our microphones are currently subject to a 7.5% tariff currently in place. Should the government decide to expand its list of products to include our karaoke products that would subject our products to tariffs in the future, there could be a significant increase in the landed cost of our products. If we are unable to mitigate these increased costs through price increases, we could experience reductions in revenues, gross profit margin and results from operations.

NOTE 19 – RELATED PARTY TRANSACTIONS

Financing

On November 20, 2023, the Company the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation (See Note 13 – November 2023 Private Placement).

Due To/From Related Parties

The Company has a music subscription sharing agreement with Stingray. For the transition year ended December 31, 2023, and 2022, the Company received music subscription revenue of approximately $600,000 and $500,000, respectively. For the fiscal years ended March 31, 2023, and 2022, this amount was approximately $700,000 and $500,000, respectively. This amount was included as a component of net sales in the accompanying consolidated statements of operations.

On December 31, 2023, and March 31, 2023, the Company had approximately $269,000 and $218,000, respectively, due from Stingray for music subscription reimbursement.

At March 31, 2023, the Company had travel and entertainment expense reimbursements due from Ault Alliance, Inc., a former parent company, of approximately $21,000. There was nothing due to or from Ault Alliance, Inc. on December 31, 2023.

NOTE 20 – DAMAGED GOODS INCIDENT RECOVERY

For the fiscal years ended March 31, 2023 and 2022 we recognized a gain of approximately $48,000 and $339,000 as other income on the accompanying consolidated statements of operations due to settlement of accounts payable by a manufacturer’s representative of a factory that caused a damaged goods incident in Fiscal 2020.

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

NOTE 21 – SUPPLEMENTAL INFORMATION CONDENSED FINANCIAL INFORMATION FOR THE NINE MONTHS ENDED DECEMBER 31, 2023, AND 2022.

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended December 31, 2023 and 2022

	Nine Months Ended
	December 31, 2023	December 31, 2022
		(unaudited)

Net Sales	$29,198,000	$35,916,000

Cost of Goods Sold	23,008,000	27,481,000

Gross Profit	6,190,000	8,435,000

Operating Expenses	12,333,000	9,986,000

(Loss) Income from Operations	(6,143,000)	(1,551,000)

Other (Expenses) Income	(255,000)	(574,000)

(Loss) Income Before Income Tax Benefit	(6,398,000)	(2,125,000)

Income Tax Benefit (Loss)	-	472,000

Net (Loss) Income	$(6,398,000)	$(1,653,000)

Loss per Common Share
Basic and Diluted	(1.32)	(0.61)

Weighted Average Common and Common
Equivalent Shares:
Basic and Diluted	4,864,540	2,699,210

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended December 31, 2023 and 2022 (unaudited)

	For the Nine Months Ended
	December 31, 2023	December 31, 2022
		(unaudited)

Cash flows from operating activities
Net loss	$(6,398,000)	$(1,653,000)
Adjustments to reconcile net loss to net cash used in operating activities:	1,305,000	(73,000)
Changes in operating assets and liabilities:	5,504,000	(538,000)
Net cash provided by (used in) operating activities	411,000	(2,264,000)
Cash flows from investing activities
Net cash used in investing activities	(14,000)	(149,000)
Cash flows from financing activities
Net cash provided by financing activities	3,411,000	2,917,000
Net change in cash	3,808,000	504,000
	-	-
Cash at beginning of year	2,895,000	2,291,000
Cash at end of period	$6,703,000	$2,795,000

THE SINGING MACHINE COMPANY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and March 31, 2023 and 2022

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended December 31, 2023 and 2022 (unaudited)

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2023	3,167,488	$32,000	$29,822,000	$(6,000)	$(19,517,000)	$10,331,000
Net loss	-	-	-	-	(6,398,000)	(6,398,000)
Issuance of common stock, net of stock offering costs	3,250,573	32,000	3,497,000	-	-	3,529,000
Stock based compensation	-	-	110,000	-	-	110,000
Other	-	-	-	6,000	-	6,000

Balance at December 31, 2023	6,418,061	$64,000	33,429,000	$-	$(25,915,000)	$7,578,000

	Common Stock		Additional Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at March 31, 2022	1,221,209	$12,000	$24,903,000	$-	$(14,879,000)	$10,036,000
Net loss	-	-	-	-	(1,653,000)	(1,653,000)
Issuance of common stock and warrants, net of stock offering costs	1,909,519	19,000	4,489,000	-	-	4,508,000
Stock based compensation	15,803	-	307,000	-	-	307,000
Other	1,688	-	-	-	-	-

Balance at December 31, 2022 (unaudited)	3,148,219	$31,000	29,699,000	$-	$(16,532,000)	$13,198,000

