Form 10-Q
period 2024-03-31
SINGING MACHINE CO INC
filed 2024-05-15
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________________

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

As of May 15, 2024, there were 6,418,061 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

THE SINGING MACHINE COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)

Assets
Current Assets
Cash	$4,125,000	$6,703,000
Accounts receivable, net of allowances of $275,000 and $174,000, respectively	3,305,000	7,308,000
Accounts receivable related parties	133,000	269,000
Inventory	6,493,000	6,871,000
Returns asset	1,262,000	1,919,000
Prepaid expenses and other current assets	214,000	136,000
Total Current Assets	15,532,000	23,206,000

Property and equipment, net	352,000	404,000
Operating leases - right of use assets	3,841,000	3,926,000
Other non-current assets	179,000	179,000
Total Assets	$19,904,000	$27,715,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,947,000	$7,616,000
Accrued expenses	2,315,000	2,614,000
Refund due to customer	1,443,000	1,743,000
Customer prepayments	408,000	687,000
Reserve for sales returns	2,419,000	3,390,000
Other current liabilities	58,000	75,000
Current portion of operating lease liabilities	55,000	84,000
Total Current Liabilities	10,645,000	16,209,000

Other liabilities, net of current portion	-	3,000
Operating lease liabilities, net of current portion	4,029,000	3,925,000
Total Liabilities	14,674,000	20,137,000

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 6,418,061 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	64,000	64,000
Additional paid-in capital	33,448,000	33,429,000
Accumulated deficit	(28,282,000)	(25,915,000)
Total Shareholders’ Equity	5,230,000	7,578,000
Total Liabilities and Shareholders’ Equity	$19,904,000	$27,715,000

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Net Sales	$2,426,000	$3,383,000

Cost of Goods Sold	1,924,000	2,564,000

Gross Profit	502,000	819,000

Operating Expenses
Selling expenses	630,000	812,000
General and administrative expenses	2,159,000	2,153,000
Total Operating Expenses	2,789,000	2,965,000

Loss from Operations	(2,287,000)	(2,146,000)

Other (Expenses) Income
Gain from Employee Retention Credit Program refund	-	704,000
Other Expense	-	(1,000)
Interest expense	(28,000)	(40,000)
Total Other (Expenses) Income, net	(28,000)	663,000

Loss Before Income Tax Provision	(2,315,000)	(1,483,000)

Income Tax Provision	(52,000)	(1,502,000)

Net Loss	$(2,367,000)	$(2,985,000)

Loss per Common Share
Basic and Diluted	$(0.37)	$(0.96)

Weighted Average Common and Common Equivalent Shares:
Basic and Diluted	6,418,061	3,114,397

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional		Accumulated
	Shares	Amount	Paid in Capital	Other	Deficit	Total
Balance at December 31, 2023	6,418,061	$64,000	33,429,000	$-	$(25,915,000)	$7,578,000

Net Income	-	-	-	-	(2,367,000)	(2,367,000)
Employee compensation-stock option	-	-	19,000	-	-	19,000

Balance at March 31, 2024	6,418,061	$64,000	$33,448,000	$-	$(28,282,000)	$5,230,000

Balance at December 31, 2022	3,148,219	$31,000	$29,699,000	$-	$(16,532,000)	$13,198,000

Net Income	-	-	-	-	(2,985,000)	(2,985,000)
Issuance of common stock	5,039	-	36,000	-	-	36,000
Exercise of pre-funded common stock warrants	14,230	-	14,000	-	-	14,000
Employee compensation-stock option	-	-	74,000	-	-	74,000
Other	-	1,000	(1,000)	(6,000)	-	(6,000)

Balance at March 31, 2023	3,167,488	$32,000	$29,822,000	$(6,000)	$(19,517,000)	$10,331,000

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net loss	$(2,367,000)	$(2,985,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	52,000	55,000
Provision for estimated cost of returns	658,000	1,380,000
Provision for inventory obsolescence	-	139,000
Credit losses	101,000	27,000
Loss from disposal of property and equipment	-	3,000
Stock based compensation	19,000	74,000
Amortization of right of use assets	84,000	87,000
Change in net deferred tax assets	-	1,399,000
Changes in operating assets and liabilities:
Accounts receivable	3,902,000	4,922,000
Accounts receivable - related parties	136,000	43,000
Inventories	379,000	(175,000)
Prepaid expenses and other current assets	(78,000)	40,000
Other non-current assets	-	(156,000)
Accounts payable	(3,669,000)	(315,000)
Accrued expenses	(299,000)	(970,000)
Refunds due to customer	(300,000)	490,000
Prepaids from customers	(279,000)	-
Reserve for sales returns	(971,000)	(2,035,000)
Operating lease liabilities	75,000	(89,000)
Net cash (used in) provided by operating activities	(2,557,000)	1,934,000
Cash flows from investing activities
Purchase of property and equipment	-	(95,000)
Net cash used in investing activities	-	(95,000)
Cash flows from financing activities
Proceeds from issuance of stock, net of offering costs	-	36,000
Subscriptions receivable	-	(6,000)
Net payment on revolving lines of credit	-	(1,761,000)
Payments on installment notes	(21,000)	(19,000)
Proceeds from exercise of common stock warrants	-	14,000
Payments on finance leases	-	(3,000)
Net cash used in financing activities	(21,000)	(1,739,000)
Net change in cash	(2,578,000)	100,000

Cash at beginning of year	6,703,000	2,795,000
Cash at end of period	$4,125,000	$2,895,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,000	$24,000
Non-Cash investing and financing cash flow information:
Equipment purchased under capital lease	$-	$55,000

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

We are primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We are a global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children.

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

NOTE 2 - RECENT DEVELOPMENTS

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Quarterly Report on Form 10-Q as of March 31, 2024 are for the three-month period ended March 31, 2024 and March 31, 2023.

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

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

ATM Offering

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,800,000 in shares of the Company’s common stock. For the three months ended March 31, 2024 and 2023, the Company received net proceeds of approximately $0 and $36,000, respectively, after payment of brokerage commissions and administrative fees to the agent. As of May 12, 2023, the Company terminated the Sales Agreement.

NOTE 3 – LIQUIDITY, GOING CONCERN AND MANAGEMENT PLANS

As of March 31, 2024, the Company had cash on hand of approximately $4,125,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management intends to finance operations with future debt or equity financings, however, if and when such financings may occur are uncertain.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2024 and condensed financial statements information for the three months ended March 31, 2024 and 2023 are unaudited whereas the condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KT for the transition period ended December 31, 2023. There have been no changes to our significant accounting policies as disclosed on the Company’s annual report on Form 10-KT for the transition period ended December 31, 2023.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, amount of income taxes separate by federal and individual tax jurisdictions, and the amount of income or loss from continuing operations before income tax expense or benefit disaggregated between federal, state and foreign. ASU 2023-09 is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

NOTE 5 – FINANCING

Oxford Credit Facility

On March 28, 2024, the Company entered into a Loan and Security Agreement with Oxford Business Credit (the “Credit Agreement”), as Lender. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $2,000,000 revolving credit facility (“Credit Facility”). Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Agreement). As of March 31, 2024, there was no availability under the Credit Facility as there were no eligible accounts receivable.

Borrowings under the Credit Facility take the form of base rate loans at interest rates of the Wall Street Journal Prime Rate plus 2.5%, but in any event no less than 10%. The Credit Agreement includes certain covenants which include, but are not limited to restrictions on debt, asset liens, capital expenditures, formation of new entities and financial covenants. For the three months ended March 31, 2024, the Company incurred interest expense of approximately $25,000 associated with financing costs from the Credit Agreement.

The Credit Agreement is for a two-year term that expires on November 28, 2026, and automatically renews for an additional one-year term on each anniversary of date of the agreement unless the Company notifies Oxford within 60 days before the anniversary date of its intention to pay off the Credit Facility and terminate the Credit Agreement.

The Company is subject to a two percent (2%) Exit Fee if the Company terminates the Credit Agreement and repays the obligations under Credit Facility prior to the anniversary date of the Credit Agreement. The Exit Fee shall automatically renew on the two-year anniversary date of the Loan Agreement for an additional one-year period unless the Company notifies Lender in writing within sixty (60) days before such anniversary date of Borrower’s intention to pay off this Credit Facility and terminate the Credit Agreement and all obligations of the Credit Facility are paid in full by such anniversary date. There were no draws against the Credit Facility to date.

Fifth Third Bank Asset-backed Revolving Credit Facility

On October 14, 2022, the Company entered into a Loan and Security Agreement with Fifth Third Financial Corporation (the “Credit Agreement”), as Lender, replacing the Company’s credit facilities with Crestmark and IHC that were terminated by the Company on October 13, 2022. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $15,000,000 revolving credit facility (“Credit Facility”). The Credit Facility was terminated on November 17, 2023. Availability under the Credit Facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Facility).

Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and being amortized over life of the loan. During the three months ended March 31, 2024, and 2023, the Company recorded interest expense of approximately $0 and $21,000, respectively associated with the amortization of deferred financing costs from the Credit Agreement.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

Borrowings under the Credit Facility took the form of base rate loans at interest rates of the greater of either (a) the Prime Rate plus 0.50% or (b) the Secured Overnight Financing Rate (“SOFR”) 30-day term rate plus 3%, subject to a minimum of 0.050% in either case.

During the three months ended March 31, 2024, and 2023, the Company incurred interest expense of approximately $0 and $36,000, respectively, associated with interest and financing costs from the Credit Agreement.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

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

The Company entered into an operating lease on August 23, 2023, for approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space. The lease expires August 22, 2038, and the monthly base rent is $30,000, subject to annual increases. The lease includes a 11-month free rent period between July 1, 2023, and June 30, 2024 and also includes a $700,000 reimbursement for tenant improvements upon completion of construction milestones as defined in the lease. Due to uncertainties as to whether these milestones will be met timely, the Company has not recorded any amounts related to the tenant improvement allowance in our condensed consolidated financial statements at lease inception or the three months ended March 31, 2024.

Supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023 is as follows:

Assets:	March 31, 2024	December 31, 2023
Operating lease - right-of-use assets	$3,841,000	$3,926,000

Liabilities
Current
Current portion of operating leases	$55,000	$84,000
Operating lease liabilities, net of current portion	$4,029,000	$3,925,000

Supplemental statement of operations information related to operating leases is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease expense as a component of general and administrative expenses	$196,000	$241,000

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$45,000	$252,000

Lease term and Discount Rate
Weighted average remaining lease term (years)	14.4	12.4
Weighted average discount rate	11.0%	6.5%

Minimum future payments under all operating leases as of March 31, 2024, are as follows:

Payments due by period	Amount

2024 (remaining 9 months)	$223,000
2025	355,000
2026	529,000
2027	585,000
2028	611,000
Thereafter	7,555,000
Total Minimum Future Payments	9,858,000
Less: Interest	5,774,000
Total operating lease liabilities	$4,084,000
Less: current portion of lease liabilities	55,000
Operating lease liabilities, net of current portion	$4,029,000

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

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

There was no share base compensation awards issued under the 2022 Plan during the three months ended March 31, 2024 and 2023. During the quarter ended March 31, 2024 there were 1,250 shares forfeited during the three months ended March 31, 2024. As of March 31, 2024 there were 166,719 shares available to be issued under the 2022 Plan.

As of March 31, 2024, there was an unrecognized expense of approximately $98,000 remaining on options currently vesting over time with an approximate weighted average of fifteen months until these options are fully vested. The vested options as of March 31, 2024, had no intrinsic value.

Warrants

Common warrants issued and outstanding as of March 31, 2024 and December 31, 2023, were 902,113. There were no changes in the warrants outstanding during the period.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

As of March 31, 2024, the Company’s warrants by expiration date were as follows:

Number of Common Warrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

NOTE 9 - COMPUTATION OF (LOSS) EARNINGS PER SHARE

Computation of basic and dilutive loss per share for the three months ended March 31, 2024 and 2023 are as follows:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net Loss	$2,367,000	$2,985,000
Weighted-average common and dilutive shares outstanding	6,418,061	3,114,397
Basic and diluted net loss per share	(0.37)	$(0.96)

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution assuming shares of common stock were issued upon the exercise of outstanding in-the-money options and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method.

For the three months ended March 31, 2024 and 2023, options to purchase 90,844 and 53,675 shares of common stock, respectively and options to purchase 902,113 common stock warrants for both March 31, 2024 and 2023 were excluded in the calculation of diluted net loss per share as the result would have been anti-dilutive.

NOTE 10 - INCOME TAXES

The Company’s income tax provision for the three months ended March 31, 2024, was approximately $52,000 due to income taxes due on amended federal tax returns filed for 2020 and 2021 which took into account the one-time refunds received from the Employee Retention Credit program. The Company’s income tax provision for the three months ended March 31, 2023, was approximately $1,502,000 as the Company recognized a valuation reserve of all of its deferred tax assets based on the recent history of losses and forecasts that suggested the Company would not be able to utilize the deferred tax assets in the future.

The Company’s income tax expense differs from the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three months ended March 31, 2024 and 2023.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

NOTE 11 – REVENUE DISAGGREGATION

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments:

Revenue by product line is as follows:

	Three Months Ended
Product Line	March 31, 2024	March,31, 2023

Classic Karaoke Machines	$942,000	$1,571,000
Licensed Products	90,000	-
SMC Kids Toys	65,000	133,000
Microphones and Accessories	1,225,000	1,986,000
Streaming Karaoke Machines	104,000	(307,000)

Total Net Sales	$2,426,000	$3,383,000

Net sales for both of the three months ended March 31, 2024 and 2023 of $2,426,000 and $3,383,000, respectively, were made to North American customers.

The Company selectively participates in a retailer’s co-op promotion incentives by providing marketing fund allowances to its customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended March 31, 2024 and 2023, co-op promotion incentives were approximately $109,000 and $172,000, respectively.

The Company estimates variable consideration under its return allowance programs for goods returned from the customer whereby a revenue return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns as of March 31, 2024 and December 31, 2023, was approximately $2,419,000 and $3,390,000, respectively. In conjunction with the recording of the revenue sales return reserve, the Company estimates the cost of products that are expected to be returned under its return allowance program whereby the estimated cost of product returns is recorded as an asset and is included in inventory on the condensed consolidated balance sheets. The Company’s estimated cost of returns as of March 31, 2024 and December 31, 2023, was approximately $1,262,000 and $1,919,000, respectively.

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

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

(Unaudited)

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND REVENUE

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. At March 31, 2024, 69% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. On December 31, 2023, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

Revenues derived from our top three customers for the three months ended March 31, 2024, and 2023, were 84% and 89% of total revenue, respectively. Revenues from customers representing greater than 10% of total net sales derived from our top two customers as a percentage of net sales for the three months ended March 31, 2024, were 60% and 14%. The loss of any of these customers could have an adverse impact on the Company.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due To/From Related Parties

Stingray Group, Inc. (“Stingray”) is an existing shareholder with board representation. The Company has a music subscription sharing agreement with Stingray. For the three months ended March 31, 2024, and 2023, amounts earned from the subscription agreement were approximately $240,000 and $218,000, respectively. This amount was included as a component of net sales in the accompanying condensed consolidated statements of operations. On March 31, 2024 and December 31 2023, the Company had approximately $133,000 and $269,000, respectively, due from Stingray for music subscription reimbursement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Transition Report on Form 10-KT for the nine months period ended December 31, 2023, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Transition Report on Form 10-KT, filed with the SEC on April 15, 2024.

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

Overview

The Singing Machine Company, Inc., a Delaware corporation (the “Company” or “The Singing Machine”) is a consumer electronics manufacturer of retail karaoke products. Based in Fort Lauderdale, Florida, and founded over forty years ago, the Company is primarily engaged in the development, marketing, and sale of a wide assortment of at-home and in-car consumer karaoke audio equipment, accessories, musical recordings and products. The Company’s portfolio is marketed under both proprietary brands and licenses including Carpool Karaoke and Sesame Street. The Company’s products are sold in locations worldwide, primarily through mass merchandisers and warehouse clubs, on-line retailers and to a lesser extent department stores, lifestyle merchants, direct mail catalogs and showrooms, music and record stores, and specialty stores.

The Singing Machine’s operations include its wholly owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”),SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”) and MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”).

Recent Developments

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Quarterly Report on Form 10-Q as of March 31, 2024 are for the three-month period ended March 31, 2024 and March 31, 2023.

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

In connection with the Oxford Line of Credit, the Company is required to: (a) Pay to Oxford a loan fee in the amount of one percent (1%) of the Revolving Loan Cap (as defined in the Loan Agreement); (b) Pay Field Exam (as defined in the Loan Agreement) expenses to Oxford; (c) Maintain an average outstanding principal balance of the loan for each month in the amount of Five Hundred Seventy Thousand Dollars ($570,000) (“Minimum Loan Balance”). If the actual average outstanding principal balance of the loan in any month is less than the Minimum Loan Balance, the Company must pay interest for such month calculated on the Minimum Loan Balance; (d) Pay an early exit fee to Oxford, in the event the Company terminates the Loan Agreement and repays the obligations under the Note in full, as liquidated damages and not as a penalty, in an amount equal to: (i) if prior to the one year anniversary date of the Note, two percent (2.00%) of the Revolving Loan Cap (as defined in the Loan Agreement) plus any fees which are due or to become due under the Loan Agreement, and (ii) if on and after the one year anniversary date of the Note, but prior to the two year anniversary date of the Note, two percent (2.00%) of the Revolving Loan Cap plus any fees which are due or to become due under the Loan Agreement; and (e) Pay any and all third party expenses, including the reasonable fees and disbursements of Oxford’s counsel, in connection with the preparation, administration and enforcement of the Line of Credit agreements or the other loan documents.

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

ATM Offering

On February 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,800,000 in shares of the Company’s common stock. For the three months ended March 31, 2024 and 2023, the Company received net proceeds of approximately $0 and $36,000, respectively, after payment of brokerage commissions and administrative fees to the agent. As of May 12, 2023, the Company terminated the Sales Agreement.

Results of Operations

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales as follows:

	For Three Months Ended
	March 31, 2024	March 31, 2023

Net Sales	100.0%	100.0%
Cost of Goods Sold	79.3%	75.8%
Operating Expenses	115.0%	87.7%
Loss from Operations	-94.3%	-63.5%
Other (Expenses) Income, Net	-1.2%	19.6%
Loss Before Income Tax Provision	-95.5%	-43.9%
Income Tax Provision	-2.1%	-44.4%
Net Loss	-97.6%	-88.3%

Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023

Net Sales

Net sales for the three months ended March 31, 2024, decreased to approximately $2,426,000 from approximately $3,383,000 representing a decrease of approximately $957,000 (28.3%) as compared to the three months ended March 31, 2023. The decrease was primarily due to lower overall sell-through results during the holiday season, largely with our largest customer, Walmart, which in turn diminished inventory restocking need immediately after the holiday retail season.

Gross Profit

Gross profit for the three months ended March 31, 2024 decreased to approximately $502,000 from approximately $819,000 representing a decrease of approximately $317,000 (38.7%) as compared to the three months ended March 31, 2023. Gross margins for the three months ended March 31, 2024 were 20.7%, as compared to 24.2% for the three months ended March 31, 2023. Approximately $86,000 was due to lower gross margins, which was primarily caused by a $294,000 increase in repair costs during the period. The remaining $231,000 reduction in gross income was due to the reduction in sales in the first quarter of 2024 as compared to the same period in 2023.

Operating Expenses

During the three months ended March 31, 2024, total operating expenses decreased to approximately $2,789,000, compared to approximately $2,965,000 during the three months ended March 31, 2023. This represents a decrease in total operating expenses of approximately $176,000 (5.9%) from the three months ended March 31, 2023. The decrease in operating expenses was attributable to a decrease in selling expenses due to the decrease in commissionable sales.

Other (Expenses) Income, net

Other expense consisted of interest expense of approximately $28,000 for the three months ended March 31, 2024, as compared to other income, net of approximately $663,000 for the three months ended March 31, 2023. During the three months ended March 31, 2023 there was a one-time refund of approximately $704,000 from the Employee Retention Credit program offset by interest expense of approximately $41,000 which accounted for the increase in other income, net.

Income Taxes

The Company’s income tax provision for the three months ended March 31, 2024, was approximately $52,000 due to income taxes due on amended federal tax returns filed for 2020 and 2021 which took into account the one-time refunds received from the Employee Retention Credit program. The Company’s income tax provision for the three months ended March 31, 2023, was approximately $1,502,000 as the Company recognized a full valuation allowance on all of its deferred tax assets based on the recent history of losses and forecasts that suggested the Company would not be able to utilize the deferred tax assets in the future.

Liquidity and Capital Resources

The Company incurred a net loss of approximately $2,367,000 for the three-month period ended March 31, 2024 and has a history of recurring losses.

On March 31, 2024, we had cash on hand of approximately $4,125,000 as compared to approximately $6,703,000 as of December 31, 2023. The increase in cash on hand of approximately $2,578,000 from December 31, 2023, was primarily due to approximately $2,557,000 used in operations primarily due to off-peak seasonal settlement of accounts receivable offset by seasonal decreases in accounts payable (primarily to factories), accrued expenses related to seasonal accruals for estimated returned goods customer refunds and co-op incentive program expenses. As of March 31, 2024, our working capital was approximately $4,887,000.

On March 31, 2023, we had cash on hand of approximately $2,895,000 as compared to $2,795,000 as of December 31, 2022. The increase in cash on hand of approximately $100,000 was primarily due to approximately $1,739,000 provided by financing activities primarily due to borrowings from our credit facility with Fifth Third Bank and offset by approximately $1,934,000 in net cash used in operating activities primarily due to off-peak seasonal settlement of accounts receivable offset by seasonal increases in accounts payable, accrued expenses related to seasonal accruals for estimated returned goods, co-op incentive program expenses and customer refunds, and approximately $95,000 used in investing activities for the purchase of molds an tooling.

As of March 31, 2024, the Company’s cash balance was approximately $4,125,000. Based on cash flow projections from operating and financing activities and the existing balance of cash, management is of the opinion that the Company has insufficient funds to sustain operations for at least one year after the date of this report, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to obtain outside financing to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the twelve months following the issuance date of the financial statements included elsewhere in this report.

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

Critical Accounting Estimates

Our interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgement increases, such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in our Transition Report for the period ended December 31, 2023.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During our transition period ended December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

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

Planned Remediation

We continue to work on improving and simplifying our internal processes and implement enhanced controls to address the material weaknesses in our internal control over financial reporting discussed above and to remedy the ineffectiveness of our disclosure controls and procedures. We are addressing our accounting resource requirements to help remediate the segregation of duties and plan to implement a concise “three-way” document matching procedure. These material weaknesses will not be considered as remediated until the applicable remediated controls are operating for a sufficient period and management has concluded, through testing, that these controls are operating effectively.

Despite the material weaknesses identified above, we believe that the consolidated financial statements included in the period covered by this report on Form 10-Q fairly present, in all material aspects, our financial conditions, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

During the fiscal quarter ended March 31, 2024, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes during the quarter ended March 31, 2024, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-KT for the period ended December 31, 2023. There are no other relevant matters to disclose under this Item for this period. See Note 7 to our consolidated financial statements entitled “Commitments and Contingencies” which is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

Not required for small reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Loan Agreement by and between The Singing Machine Company, Inc. and Oxford Commercial Finance dated March 28, 2024 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.2	Revolving Credit Note dated March 28, 2024 (incorporated by reference to Exhibit 10.2 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.3	Security Agreement by and between The Singing Machine Company, Inc. and Oxford Commercial Finance dated March 28, 2024 (incorporated by reference to Exhibit 10.3 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: May 15, 2024	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Perez
Richard Perez
Chief Financial Officer
(Principal Financial and Accounting Officer)

