Form 10-Q
period 2024-06-30
SINGING MACHINE CO INC
filed 2024-08-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 16, 2024, there were 9,736,850 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

THE SINGING MACHINE COMPANY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)

Assets
Current Assets
Cash	$1,245,000	$6,703,000
Accounts receivable, net of allowances of $86,919 and $174,000, respectively	2,349,000	7,308,000
Due from Oxford Bank	187,000	-
Accounts receivable related parties	414,000	269,000
Inventory	6,910,000	6,871,000
Returns asset	619,000	1,919,000
Prepaid expenses and other current assets	67,000	136,000
Total Current Assets	11,791,000	23,206,000

Property and equipment, net	305,000	404,000
Operating leases - right of use assets	178,000	3,926,000
Other non-current assets	93,000	179,000
Total Assets	$12,367,000	$27,715,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,676,000	$7,616,000
Accrued expenses	1,842,000	2,614,000
Refund due to customer	1,171,000	1,743,000
Customer prepayments	38,000	687,000
Reserve for sales returns	2,174,000	3,390,000
Other current liabilities	37,000	75,000
Current portion of operating lease liabilities	165,000	84,000
Total Current Liabilities	9,103,000	16,209,000

Other liabilities, net of current portion	-	3,000
Operating lease liabilities, net of current portion	4,136,000	3,925,000
Total Liabilities	13,239,000	20,137,000

Commitments and Contingencies

Shareholders’ (Deficit) Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 7,418,061 issued and 6,418,061 shares outstanding at June 30, 2024 and 6,418,061 issued and outstanding at December 31, 2023.	64,000	64,000
Additional paid-in capital	33,465,000	33,429,000
Accumulated deficit	(34,401,000)	(25,915,000)
Total Shareholders’ (Deficit) Equity	(872,000)	7,578,000
Total Liabilities and Shareholders’ (Deficit) Equity	$12,367,000	$27,715,000

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Sales	$2,440,000	$2,625,000	$4,866,000	$6,008,000

Cost of Goods Sold	2,116,000	2,096,000	4,040,000	4,659,000

Gross Profit	324,000	529,000	826,000	1,349,000

Operating Expenses
Selling expenses	547,000	445,000	1,177,000	1,257,000
General and administrative expenses	2,053,000	2,515,000	4,212,000	4,670,000
Operating lease impairment expense	3,878,000	-	3,878,000	-
Total Operating Expenses	6,478,000	2,960,000	9,267,000	5,927,000

Loss from Operations	(6,154,000)	(2,431,000)	(8,441,000)	(4,578,000)

Other (Expenses) Income
Gain from Employee Retention Credit Program refund	-	-	-	704,000
Interest expense	(17,000)	(29,000)	(45,000)	(69,000)
Total Other (Expenses) Income, net	(17,000)	(29,000)	(45,000)	635,000

Loss Before Income Tax Benefit (Provision)	(6,171,000)	(2,460,000)	(8,486,000)	(3,943,000)

Income Tax Benefit (Provision)	52,000	-	-	(1,502,000)

Net Loss	$(6,119,000)	$(2,460,000)	$(8,486,000)	$(5,445,000)

Loss per common share
Basic and diluted	$(0.95)	$(0.64)	$(1.32)	$(1.56)

Weighted Average Common and Common Equivalent Shares:

Basic and diluted	6,418,061	3,872,447	6,418,061	3,487,299

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at March 31, 2024	6,418,061	$64,000	$33,448,000	$-	$(28,282,000)	$5,230,000

Net loss	-	-	-	-	(6,119,000)	(6,119,000)
Stock based compensation	-	-	17,000	-	-	17,000

Balance at June 30, 2024	6,418,061	$64,000	$33,465,000	$-	$(34,401,000)	$(872,000)

	Common Stock		Additional Paid in		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at March 31, 2023	3,167,488	$32,000	$29,822,000	$(6,000)	$(19,517,000)	$10,331,000

Net loss	-	-	-	-	(2,460,000)	(2,460,000)
Sale of common stock, net of offering costs	1,052,771	11,000	1,593,000	-	-	1,604,000
Stock based compensation	-	-	63,000	-	-	63,000
Other	-	(1,000)	1,000	6,000	-	6,000

Balance at June 30, 2023	4,220,259	$42,000	$31,479,000	$-	$(21,977,000)	$9,544,000

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	6,418,061	$64,000	$33,429,000	$(25,915,000)	$7,578,000

Net loss	-	-	-	(8,486,000)	(8,486,000)
Stock based compensation	-	-	36,000	-	36,000

Balance at June 30, 2024	6,418,061	$64,000	$33,465,000	$(34,401,000)	$(872,000)

Balance at December 31, 2022	3,148,219	$31,000	$29,698,000	$(16,531,000)	$13,198,000

Net loss	-	-	-	(5,445,000)	(5,445,000)
Sale of common stock, net of offering costs	1,057,810	11,000	1,629,000	-	1,640,000
Sale of common stock warrants	14,230	-	14,000	-	14,000
Stock based compensation	-	-	138,000	-	138,000
Other	-	-	-	(1,000)	(1,000)

Balance at June 30, 2023	4,220,259	$42,000	$31,479,000	$(21,977,000)	$9,544,000

See notes to the condensed consolidated financial statements.

The Singing Machine Company, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities
Net loss	$(8,486,000)	(5,445,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105,000	238,000
Provision for estimated cost of returns	1,301,000	1,820,000
Provision for inventory obsolescence	-	271,000
Credit losses	14,000	7,000
Operating lease impairment expense	3,878,000	-
Loss from disposal of property and equipment	-	3,000
Stock based compensation	36,000	138,000
Amortization of right of use assets	20,000	316,000
Change in net deferred tax assets	-	1,399,000
Changes in operating assets and liabilities:
Accounts receivable	4,945,000	6,303,000
Due from banks	(187,000)	-
Accounts receivable - related parties	(145,000)	87,000
Inventories	(38,000)	(1,714,000)
Prepaid expenses and other current assets	69,000	(167,000)
Other non-current assets	(64,000)	(135,000)
Accounts payable	(3,940,000)	560,000
Accrued expenses	(771,000)	(1,939,000)
Customer deposits	(572,000)	-
Refunds due to customers	(649,000)	577,000
Reserve for sales returns	(1,217,000)	(2,604,000)
Operating lease liabilities	291,000	(329,000)
Net cash used in operating activities	(5,410,000)	(614,000)
Cash flows from investing activities
Purchase of property and equipment	(6,000)	(137,000)
Net cash used in investing activities	(6,000)	(137,000)
Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	1,640,000
Net payments on revolving lines of credit	-	(1,761,000)
Other	(42,000)	(33,000)
Net cash used in financing activities	(42,000)	(154,000)
Net change in cash	(5,458,000)	(905,000)

Cash at beginning of year	6,703,000	2,795,000
Cash at end of period	1,245,000	1,890,000

Supplemental disclosures of cash flow information:
Cash paid for interest	40,000	24,000
Equipment purchased under capital lease	-	55,000

See notes to the condensed consolidated financial statements

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

NOTE 2 - RECENT DEVELOPMENTS

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Quarterly Report on Form 10-Q as of June 30, 2024 are for the three and six month periods ended June 30, 2024 and 2023.

ATM Offering June 2024

On June 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital markets, LLC, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,100,000 in shares of the Company’s common stock. On July 8, 2024, the Company entered into the First Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $2,020,000. On August 9, 2024, the Company entered into the Second Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $3,100,000. For the three and six months ended June 30, 2024, the Company had not yet sold any shares of its common stock from this ATM Offering. Pursuant to the agreement, the Agent is to be paid $30,000 in fees to cover legal and administrative expenses and will receive an amount equal to 3% of the gross proceeds from each sale of the Company’s share of common stock.

Subsequent to June 30, 2024 and through August 16, 2024 (the last trading day prior to filing), the Company sold 1,657,172 shares of common stock under the ATM offering, and received net proceeds from the ATM of approximately $1,676,000 after payment of brokerage commissions and administrative fees to the agent of approximately $51,000.

Asset Purchase

On June 11, 2024, the Company and its wholly owned subsidiary SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab LLC” and collectively with the Company, the “Buyer”), SemiCab, Inc., a Delaware corporation (“SemiCab” or the “Seller”), Ajesh Kapoor and Vivek Sehgal entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Seller agreed to sell and assign to the Company, and the Company agreed to purchase and assume from the Seller, substantially all the assets, and certain specified liabilities relating to the business of the Seller. Subject to certain exceptions set forth in the Asset Purchase Agreement, the parties agreed that the Buyer will not assume the liabilities of the Seller. SemiCab is an artificial intelligence, cloud-based collaborative transportation platform built to achieve the scalability required to predict and optimize semi-tractor trailer load efficiency.

On July 3, 2024, the parties closed on the asset purchase whereby the Company issued to the Seller (i) 641,806 shares of the Company’s common stock (ii) a twenty percent (20%) membership interest in SemiCab LLC.

Pursuant to the asset acquisition agreement, the Company and Seller entered into an option agreement (the “Option Agreement”), granting the Buyer the right to acquire all of the issued and outstanding capital securities of SMCB Solutions Private Limited, a wholly owned subsidiary of the Seller, in consideration for 320,903 shares of common stock of the Company. The Option Agreement has not been exercised through the date of this filing.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

Private Placement

On November 20, 2023, the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,198,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased. During the six months ended June 30, 2024, Jay Foreman has made a written request to register his 1,099,000 shares.

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

During the three months ended June 30, 2024, the Company abandoned its plans to continue use of the leased space due to failure to receive a liquor license. Consequently, the Company exercised its early termination provision of the Lease Agreement which was not accepted by the Landlord. While attempting to settle, the Company failed to make the first recurring cash lease payment due on July 31, 2024, and as a result defaulted on the lease. Due to the abandonment of the lease, all assets related to the lease were impaired. Assets including security deposits, rent deposits and right of use assets of approximately $3,878,000 have been written off during the three months ended June 30, 2024 and are included as a component of operating expenses in the accompanying condensed consolidated statements of operations.

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC, filed a civil action in the Supreme Court of the State of New York against MICS NY and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleges the Defendants breached the lease in various material respects. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action.

NOTE 3 – LIQUIDITY, GOING CONCERN AND MANAGEMENT PLANS

As of June 30, 2024, the Company had cash on hand of approximately $1,245,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

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

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of June 30, 2024 and condensed financial statements information for the three and six months ended June 30, 2024 and 2023 are unaudited whereas the condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KT for the transition period ended December 31, 2023. There have been no changes to our significant accounting policies as disclosed on the Company’s annual report on Form 10-KT for the transition period ended December 31, 2023.

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

NOTE 5 – FINANCING

Oxford Credit Facility

On March 28, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Business Credit “Oxford”), as Lender. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $2,000,000 revolving credit facility (“Credit Facility”). Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Agreement). As of June 30, 2024, there was approximately $187,000 due from Oxford for cash collections received that exceeded the amount due on the Credit Agreement. As of June 30, 2024 there was approximately $89,000 available under the Credit Facility.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

Borrowings under the Credit Facility take the form of base rate loans at interest rates of the Wall Street Journal Prime Rate plus 2.5%, but in any event no less than 10%. The Credit Agreement includes certain covenants which include, but are not limited to restrictions on debt, asset liens, capital expenditures, formation of new entities and financial covenants. For the three and six months ended June 30, 2024, the Company incurred interest expense of approximately $17,000 and $42,000, respectively associated with financing costs from the Credit Agreement.

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

Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and being amortized over life of the loan. During the three months and six months ended June 30, 2023 the Company incurred approximately $21,000 and $42,000, respectively associated with the amortization of deferred financing costs from the Credit Agreement.

Borrowings under the Credit Facility took the form of base rate loans at interest rates of the greater of either (a) the Prime Rate plus 0.50% or (b) the Secured Overnight Financing Rate (“SOFR”) 30-day term rate plus 3%, subject to a minimum of 0.050% in either case.

During the three and six months ended June 30, 2023, the Company incurred interest expense of approximately $25,000 and $61,000 respectively, associated with interest and financing costs from the Credit Agreement.

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

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

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

During the three months ended June 30, 2024, the Company abandoned its plans to continue use of the leased space due to failure to receive a liquor license. Consequently, the Company exercised its early termination provision of the Lease Agreement which was not accepted by the Landlord. While attempting to settle, the Company failed to make the first recurring cash lease payment due on July 31, 2024, and as a result defaulted on the lease. Due to the abandonment of the lease, all assets related to the lease were impaired. Assets including security deposits, rent deposits and right of use assets of approximately $3,878,000 have been written off during the three months ended June 30, 2024 and are included as a component of operating expenses in the accompanying condensed consolidated statements of operations.

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC, filed a civil action in the Supreme Court of the State of New York against MICS NY and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleges the Defendants breached the lease in various material respects. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action.

Derivative Action

On December 21, 2023, Ault Lending, LLC, a wholly owned subsidiary of Ault Alliance, Inc. (“Ault”), one of the Company’s largest shareholders, filed a derivative shareholder action in Delaware Chancery Court against the Company, its Directors, and other Company shareholders (The Stingray Group, Inc. and Regalia Ventures) (“the Defendants”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleges the Company, and its Directors followed an inadequate process in evaluating the private placement transaction which occurred back in November 2023 and entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. The Company filed a motion to dismiss the complaint. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of the litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action.

NOTE 7 – OPERATING LEASES

At the time of this filing, the Company has operating lease agreements for offices in Florida and Hong Kong and a retail location in New York expiring in various years through 2038.

The Company entered into an operating lease agreement, effective October 1, 2017, for our corporate headquarters located in Fort Lauderdale, Florida where we lease approximately 6,500 square feet of office space which expired on March 31, 2024. On February 22, 2024, the Company executed a lease extension for 14 months effective April 1, 2024, and expires on May 31, 2025. The base rent on the extension is approximately $10,000 per month subject to a 3% annual adjustment.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

The Company entered into an operating lease on August 23, 2023, for approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space. The lease expires August 22, 2038, and the monthly base rent is $30,000, subject to annual increases. The lease includes a 11-month free rent period between July 1, 2023, and June 30, 2024 and also includes a $700,000 reimbursement for tenant improvements upon completion of construction milestones as defined in the lease. Due to uncertainties as to whether these milestones will be met timely, the Company has not recorded any amounts related to the tenant improvement allowance in our condensed consolidated financial statements at lease inception for the three and six months ended June 30, 2024. (See Note 6).

Supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023 is as follows:

Assets:	June 30, 2024	December 31, 2023
Operating lease - right-of-use assets	$178,000	$3,926,000

Liabilities
Current
Current portion of operating leases	$165,000	$84,000
Operating lease liabilities, net of current portion	$4,136,000	$3,925,000

Supplemental statement of operations information related to operating leases is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense as a component of general and administrative expenses	$203,000	$237,000	$399,000	$483,000

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$46,000	$252,000	$91,000	$504,000

Lease term and Discount Rate
Weighted average remaining lease term (years)	14.3	13.2
Weighted average discount rate	12.0%	6.5%

Minimum future payments under all operating leases as of June 30, 2024, are as follows:

Payments due by period	Amount
2024 (remaining six months)	$271,000
2025	408,000
2026	529,000
2027	585,000
2028	611,000
Thereafter	7,555,000
Total minimum future payments	$9,959,000
Less: Interest	5,658,000
Total operating lease liabilities	$4,301,000
Less: current portion of lease liabilities	165,000
Operating lease liabilities, net of current portion	$4,136,000

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

There were no share base compensation awards issued under the 2022 Plan during the three and six months ended June 30, 2024 and 2023. There were 4,000 and 5,250 shares forfeited during the three and six months ended June 30, 2024, respectively. There were no shares forfeited during the three and six months ended June 30, 2023. As of June 30, 2024, there were 204,053 shares available to be issued under the 2022 Plan.

As of June 30, 2024, there was an unrecognized expense of approximately $69,000 remaining on options currently vesting over time with an approximate weighted average of twelve months remaining until these options are fully vested.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

The vested options as of June 30, 2024, had no intrinsic value.

Warrants

Common warrants issued and outstanding as of June 30, 2024 and December 31, 2023, were 902,113. There were no changes in the warrants outstanding during the period.

As of June 30, 2024, the Company’s warrants by expiration date were as follows:

Number of Common Warrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

NOTE 9 - COMPUTATION OF LOSS PER SHARE

Computation of basic and dilutive loss per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net loss	$(6,119,000)	$(2,460,000)	$(8,486,000)	$(5,445,000)
Weighted-average common shares outstanding	6,418,061	3,872,447	6,418,061	3,487,299
Basic loss per share	$(0.95)	$(0.64)	$(1.32)	$(1.56)

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

For the three and six months ended June 30, 2024 and 2023, options to purchase 108,511 and 108,343 shares of common stock, respectively and options to purchase 902,113 common stock warrants for both June 30, 2024 and 2023 were excluded in the calculation of diluted net loss per share as the result would have been anti-dilutive.

NOTE 10 - INCOME TAXES

For the three months ended June 30, 2024 and 2023 the Company recognized an income tax benefit of approximately $52,000 and $0, respectively. The Company is not forecasting any taxable income for the current year and had a loss before income tax benefit in the previous year. The Company’s income tax provision for the six months ended June 30, 2023, was approximately $1,502,000 as the Company recognized a valuation reserve of all of its deferred tax assets based on the recent history of losses and forecasts that suggested the Company would not be able to utilize the deferred tax assets in the future.

The Company’s income tax expense differs from the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three and six months ended June 30, 2024 and 2023.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

NOTE 11 – REVENUE DISAGGREGATION

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments:

Revenue by product line is as follows:

	Three Months Ended		Six Months Ended
Product Line	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Classic Karaoke Machines	$1,257,000	$1,463,000	$2,308,000	$2,729,000
Licensed Products	107,000	8,000	198,000	(4,000)
SMC Kids Toys	102,000	21,000	171,000	154,000
Microphones and Accessories	865,000	957,000	1,818,000	2,737,000
Music and other income	109,000	176,000	371,000	392,000

Total Net Sales	$2,440,000	$2,625,000	$4,866,000	$6,008,000

Sales by geographic region for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Australia	124,000	-	124,000	-
North America	2,316,000	2,625,000	4,742,000	6,008,000

Total Net Sales	$2,440,000	$2,625,000	$4,866,000	$6,008,000

The Company selectively participates in a retailer’s co-op promotion incentives by providing marketing fund allowances to its customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended June 30, 2024 and 2023, co-op promotion incentives were approximately $240,000 and $91,000, respectively. For the six months ended June 30, 2024 and 2023, co-op promotion incentives were approximately $349,000 and $264,000, respectively.

The Company estimates variable consideration under its return allowance programs for goods returned from the customer whereby a revenue return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns as of June 30, 2024 and December 31, 2023, was approximately $2,174,000 and $3,390,000, respectively. In conjunction with the recording of the revenue sales return reserve, the Company estimates the cost of products that are expected to be returned under its return allowance program whereby the estimated cost of product returns is recorded as an asset. The asset is separately stated as returns asset on the condensed consolidated balance sheets. The Company’s estimated cost of returns as of June 30, 2024 and December 31, 2023, was approximately $619,000 and $1,919,000, respectively.

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND REVENUE

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. At June 30, 2024, 79% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. On December 31, 2023, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

Revenues from customers representing greater than 10% of total net sales derived from our top three customers as a percentage of net sales were 39%, 14% and 13% for the three months ended June 30, 2024. Revenues from customers representing greater than 10% of total net sales derived from one customer as a percentage of net sales was 87% for the three months ended June 30, 2023. Revenues from customers representing greater than 10% of total net sales derived from our top three customers as a percentage of net sales were 50%, 11% and 10% for the six months ended June 30, 2024. Revenues from customers representing greater than 10% of total net sales were derived from two customers as a percentage of net sales were 86% for the three months ended June 30, 2023. Revenues from customers representing greater than 10% of total net sales were derived from one customer as a percentage of net sales were 86% for the six months ended June 30, 2023.The loss of any of these customers could have an adverse impact on the Company.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due To/From Related Parties

Stingray Group, Inc. (“Stingray”) is an existing shareholder with board representation. The Company has a music subscription sharing agreement with Stingray. For the three months ended June 30, 2024, and 2023, the amounts earned from the subscription agreement were approximately $109,000 and $176,000, respectively. For the six months ended June 30, 2024, and 2023, the amounts earned from the subscription agreement were approximately $349,000 and $394,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations. On June 30, 2024, the Company had approximately $1,000 due to Stingray. On December 31, 2023, the Company had approximately $269,000 due from Stingray for music subscription reimbursement.

During the three and six months ended June 30, 2024, the Company advanced $415,000 to SemiCab for working capital. As of June 30, 2024, the company had approximately $415,000 due from SemiCab. (See Note 2).

NOTE 14 – ASSET ACQUISITION

On June 11, 2024, the Company and its wholly owned subsidiary SemiCab,LLC, SemiCab, Inc., Ajesh Kapoor and Vivek Sehgal entered into the Asset Purchase Agreement pursuant to which the Seller agreed to sell and assign to the Company, and the Company agreed to purchase and assume from the Seller, substantially all the assets, and certain specified liabilities relating to the business of the Seller.

On July 3, 2024, the parties completed the Asset Purchase Agreement whereby the Company issued to the Seller (i) 641,806 shares of the Company’s common stock with a value of approximately $738,000 (ii) a twenty percent (20%) membership interest in SemiCab LLC. (See Note 2).

Pursuant to the asset acquisition agreement, the Company and Seller entered into an option agreement (the “Option Agreement”), granting the Buyer the right to acquire all of the issued and outstanding capital securities of SMCB Solutions Private Limited, a wholly owned subsidiary of the Seller, in consideration for 320,903 shares of common stock of the Company.

In connection with the asset acquisition agreement, effective July 3, 2024, SemiCab, LLC entered into employment agreements (the “Agreements”) with Ajesh Kapoor and Vivek Sehgal Kapoor’s agreement spans three years with an annual base salary of $140,000 for 2024, $240,000 for 2025, and $300,000 for subsequent years, and Sehgal’s agreement also spans three years with an annual base salary of $105,000 for 2024, $210,000 for 2025, $240,000 for 2026, $270,000 for 2027, and $300,000 for 2028. Both executives’ salaries are subject to annual review by the Board. They are eligible for annual performance-based bonuses contingent on specific goals set by the Board and will participate in the 2022 Equity Incentive Plan, receiving annual equity issuances and cash-based incentives tied to revenue milestones. Both are entitled to standard employee benefits, including health insurance and retirement plans.

The Singing Machine Company, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the Asset Purchase Agreement as though it had been completed on January 1, 2023. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the six months ended June 30, 2024, and 2023 reflect the combined performance of the Company and the SemiCab business for that period. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the accompanying unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the Asset Purchase Agreement occurred on January 1, 2023, nor does it attempt to forecast future consolidated results of operations.

	Six Months Ended
	June 30, 2024	June 30, 2023
Net revenue	$6,209,000	9,530,000
Operating loss from continuing operations	(9,350,000)	(6,142,000)
Net loss	(9,690,000)	(7,085,000)

The pro forma results for the six months ended June 30, 2023, include a net increase in operating expenses of $265,000, consisting of legal and accounting expenses of approximately $215,000 associated with the acquisition of SemiCab and $50,000 in shares of SMC common stock issued to Vivek Sehgal as sign-on bonus.

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

Recent Developments

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Quarterly Report on Form 10-Q as of June 30, 2024 are for the three and six month periods ended June 30, 2024 and 2023.

ATM Offering June 2024

On June 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital markets, LLC, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,100,000 in shares of the Company’s common stock. On July 8, 2024, the Company entered into the First Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $2,020,000. On August 9, 2024, the Company entered into the Second Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $3,100,000. For the three and six months ended June 30, 2024, the Company had not yet sold any shares of its common stock from this ATM Offering. Pursuant to the agreement, the Agent is to be paid $30,000 in fees to cover legal and administrative expenses and will receive an amount equal to 3% of the gross proceeds from each sale of the Company’s share of common stock.

Subsequent to June 30, 2024 and through August 16, 2024(the last trading day prior to filing), the Company sold 1,657,172 shares of common stock under the ATM offering, and received net proceeds from the ATM of approximately $1,676,000 after payment of brokerage commissions and administrative fees to the agent of approximately $51,000.

Asset Purchase

On June 11, 2024, the Company and its wholly owned subsidiary SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab LLC” and collectively with the Company, the “Buyer”), SemiCab, Inc., a Delaware corporation (“SemiCab” or the “Seller”), Ajesh Kapoor and Vivek Sehgal entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which the Seller agreed to sell and assign to the Company, and the Company agreed to purchase and assume from the Seller, substantially all the assets, and certain specified liabilities relating to the business of the Seller. Subject to certain exceptions set forth in the Asset Purchase Agreement, the parties agreed that the Buyer will not assume the liabilities of the Seller. SemiCab is an artificial intelligence, cloud-based collaborative transportation platform built to achieve the scalability required to predict and optimize semi-tractor trailer load efficiency.

On July 3, 2024, the parties closed on the asset purchase whereby the Company issued to the Seller (i) 641,806 shares of the Company’s common stock (ii) a twenty percent (20%) membership interest in SemiCab LLC.

Pursuant to the asset acquisition agreement, the Company and Seller entered into an option agreement (the “Option Agreement”), granting the Buyer the right to acquire all of the issued and outstanding capital securities of SMCB Solutions Private Limited, a wholly owned subsidiary of the Seller, in consideration for 320,903 shares of common stock of the Company. The Option Agreement has not been exercised through the date of this filing.

Private Placement

On November 20, 2023, the Company entered into an agreement to sell $2,000,000 in common stock through a private placement of common stock (the “Private Placement”). The Private Placement was completed with two Affiliates, (Stingray Group, Inc. and Jay Foreman), both of which were existing shareholders with Board representation. The Private Placement was completed at $0.91 per share of common stock, with a total of approximately 2,198,000 shares issued. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the purchasers may make a written request for registration under the Securities Act of all or any portion of the shares purchased. During the six months ended June 30, 2024, Jay Foreman has made a written request to register his 1,099,000 shares.

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

During the three months ended June 30, 2024, the Company abandoned its plans to continue use of the leased space due to failure to receive a liquor license. Consequently, the Company exercised its early termination provision of the Lease Agreement which was not accepted by the Landlord. While attempting to settle, the Company failed to make the first recurring cash lease payment due on July 31, 2024, and as a result defaulted on the lease. Due to the abandonment of the lease, all assets related to the lease were impaired. Assets including security deposits, rent deposits and right of use assets of approximately $3,878,000 have been written off during the three months ended June 30, 2024 and are included as a component of operating expenses in the accompanying condensed consolidated statements of operations.

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC, filed a civil action in the Supreme Court of the State of New York against MICS NY and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleges the Defendants breached the lease in various material respects.

Results of Operations

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of income as a percentage of net sales as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	86.7%	79.8%	83.0%	77.5%
Operating Expenses	265.5%	112.8%	190.4%	98.7%
Loss from Operations	-252.2%	-92.6%	-173.4%	-76.2%
Other (Expenses) Income, Net	-0.7%	-1.1%	-0.9%	10.6%
Loss Before Income Tax Benefit (Provision)	-252.9%	-93.7%	-174.3%	-65.6%
Income Tax Benefit (Provision)	2.1%	0.0%	0.0%	-25.0%
Net Loss	-250.8%	-93.7%	-174.3%	-90.6%

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net Sales

Net sales for the three months ended June 30, 2024, decreased to approximately $2,440,000 from approximately $2,625,000 representing a decrease of approximately $185,000 (7.0%) as compared to the three months ended June 30, 2023. The decrease was primarily due to lower overall sell-through results during the past holiday season, mostly with our largest customer, Walmart, which in turn diminished inventory restocking requirements during the first six months of the calendar year which is historically off-peak shipping season.

Gross Profit

Gross profit for the three months ended June 30, 2024 decreased to approximately $324,000 from approximately $529,000 representing a decrease of approximately $205,000 (38.8%) as compared to the three months ended June 30, 2023. Gross margins for the three months ended June 30, 2024 were 13.3% as compared to 20.2% for the three months ended June 30, 2023. Approximately $260,000 of the decrease in gross profit was primarily due to increased sales in excess inventory which yielded significantly lower margin than current models sold and was offset by a decrease in expenses of approximately $57,000 associated with the miscellaneous logistics costs related to the timing of receipt of new goods.

Operating Expenses

During the three months ended June 30, 2024, total operating expenses increased to approximately $6,478,000, compared to approximately $2,960,000 during the three months ended June 30, 2023. This represents an increase in total operating expenses of approximately $3,518,000 from the three months ended June 30, 2023. The increase in operating expenses was primarily due to the write-off of impaired operating lease assets of approximately $3,878,000 related to the hospitality lease (See Hospitality Lease in Recent Developments). This increase in operating expenses was offset by a decrease in seasonal bad debt reserves of approximately $156,000, a decrease in logistics costs of approximately $124,000 associated with the closing of the warehouse operation and outsourcing of logistics to a third-party logistics company, acceleration of depreciation expense of approximately $130,000 recognized in the prior year on impaired fixed assets associated with the closing of the warehouse.

Other Expenses, net

Other expense consisted of interest expense of approximately $17,000 for the three months ended June 30, 2024, as compared to interest expense of approximately $29,000 for the three months ended June 30, 2023.

Income Taxes

For the three months ended June 30, 2024 and 2023 the Company recognized a tax benefit of approximately $52,000 and $0, respectively. The Company is not recognizing any tax provision for the six months ended June 30, 2024 as the Company is not forecasting any taxable income for the current year and had a loss before income tax benefit in the previous year. The Company’s income tax expense differs for the expected tax benefit based on statutory rates primarily due history of losses and forecasts that suggest the Company will not be able to utilize any deferred tax assets in the future.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net Sales

Net sales for the six months ended June 30, 2024, decreased to approximately $4,866,000 from approximately $6,008,000 representing a decrease of approximately $1,142,000 (19.0%) as compared to the six months ended June 30, 2023. The decrease was primarily due to lower overall sell-through results during the past holiday season, mostly with our largest customer, Walmart, which in turn diminished inventory restocking requirements during the first six months of the calendar year which is historically off-peak shipping season.

Gross Profit

Gross profit for the six months ended June 30, 2024 decreased to approximately $826,000 from approximately $1,349,000 representing a decrease of approximately $523,000 (38.8%) as compared to the six months ended June 30, 2023. Gross margins for the six months ended June 30, 2024 were 17.0%, as compared to 22.5% for the six months ended June 30, 2023. There was a decrease of approximately $276,000 primarily due to lower gross margins caused by increased sales mix of excess inventory yielding margins that were less than current models sold. The remaining decrease in net sales as explained above accounted most of the remaining $267,000 of the decrease in gross profit.

Operating Expenses

During the six months ended June 30, 2024, total operating expenses increased to approximately $9,267,000 compared to approximately $5,927,000 during the six months ended June 30, 2023. This represents an increase in total operating expenses of approximately $3,340,000 from the six months ended June 30, 2023. The increase in operating expenses was primarily due to the write-off of impaired operating lease assets of approximately $3,878,000 related to the hospitality lease (See Hospitality Lease in Recent Developments). The increase in operating expenses was primarily attributable to a seasonal decrease in bad debt reserves of approximately $81,000, acceleration of depreciation expense of approximately $133,000 recognized in the prior year on impaired fixed assets associated with the closing of the logistics warehouse, a decrease in stock based compensation expense of approximately $101,000, reduced costs in selling expense of approximately $81,000 due to significantly lower inbound freight costs related to the reduced volume of product returns and a decrease in travel and entertainment of approximately $81,000.

Other (Expenses) Income, net

Other expense consisted of interest expense of approximately $45,000 for the six months ended June 30, 2024 as compared to other income, net of approximately $635,000. During the six months ended June 30, 2023, there was a one-time refund of approximately $704,000 from the Employee Retention Credit program offset by interest expense of approximately $69,000 which accounted for the increase in other income, net.

Income Taxes

For the six months ended June 30, 2024, the Company did not recognize any income tax provision as the Company is not forecasting any taxable income for the current year. The Company’s income tax provision for the six months ended June 30, 2023, was approximately $1,502,000 as the Company recognized a full valuation allowance on all of its deferred tax assets based on the recent history of losses and forecasts that suggested the Company would not be able to utilize the deferred tax assets in the future. The Company’s income tax expense differs for the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the six months ended June 30, 2023.

Liquidity and Capital Resources

The Company incurred a net loss of approximately $8,486,000 for the six-month period ended June 30, 2024, and has a history of recurring losses.

On June 30, 2024, we had cash on hand of approximately $1,245,000 as compared to approximately $6,703,000 on December 31, 2023. The decrease in cash on hand of approximately $5,458,000 from December 31, 2023, was primarily due to approximately $5,410,000 used in operations of which approximately $4,711,000 was used to seasonally pay down accounts payable and accrued expenses. There were seasonal reductions in customer deposits and refunds to customers of approximately $1,221,000 and a reduction of approximately $1,217,000 in reserves for sales returns as customers seasonally returned defective and overstock goods from the past holiday season during the six months ended June 30, 2024. These uses of cash for operating activities were offset by a seasonal reduction of approximately $5,000,000 in accounts receivable of which a significant amount of the reduction was offset by customers netting credit amounts due to them from returns and co-op incentive programs against open invoices. As of June 30, 2024, our working capital was approximately $2,688,000.

On June 30, 2023, we had cash on hand of approximately $1,890,000 as compared to $2,795,000 as of December 31, 2022. The decrease in cash on hand of approximately $905,000 was primarily due to approximately $614,000 used in operating activities primarily due to off-peak seasonal settlement of accounts receivable offset by seasonal increases in accounts payable, accrued expenses related to seasonal accruals for estimated returned goods, co-op incentive program expenses and customer refunds, approximately $137,000 used investing activities for the purchase of molds and tooling and approximately $154,000 used in financing activities. While the Company received proceeds from the exercise of common stock warrants and issuance of common stock (net of offering costs) of approximately $1,640,000, this increase in financing activities was offset by repayment of revolving credit lines of credit and other debt of approximately $1,794,000 during the six months ended June 30, 2024.

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

During the fiscal quarter ended June 30, 2024, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC, filed a civil action in the Supreme Court of the State of New York against MICS Nomad LLC, a subsidiary of the Company (“MICS NY”), and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleges the Defendants breached the lease in various material respects. The Defendants have not yet been served in this matter.

There were no other material changes during the quarter ended June 30, 2024, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-KT for the period ended December 31, 2023. There are no other relevant matters to disclose under this Item for this period. See Note 6 to our consolidated financial statements entitled “Commitments and Contingencies” which is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

Not required for small reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated June 11, 2024, between The Singing Machine Company, Inc., SemiCab, Inc. and SemiCab Holdings, LLC (incorporated by reference to Exhibit 2.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 12, 2024).

2.2	Amendment No. 1 to Asset Purchase Agreement dated July 1, 2024, among The Singing Machine Company, Inc., SemiCab, Inc. and SemiCab Holdings LLC (incorporated by reference to Exhibit 2.2 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

10.1	Operating Agreement between The Singing Machine Company, Inc., SemiCab Holdings, LLC and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 12, 2024).

10.2	At-The-Market Issuance Sales Agreement by and between The Singing Machine Company, Inc. and Ascendiant Capital Markets, LLC, dated June 26, 2024 (incorporated by reference to Exhibit 1.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on June 27, 2024).

10.3	Amendment to At-The-Market Issuance Sales Agreement by and between The Singing Machine Company, Inc. and Ascendiant Capital Markets, LLC, dated July 8, 2024 (incorporated by reference to Exhibit 10.1 in the Singing Machine’s Current Report on Form 8-K filed with the SEC on July 9, 2024).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SINGING MACHINE COMPANY, INC.

Date: August 19, 2024	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Perez
Richard Perez
Chief Financial Officer
(Principal Financial and Accounting Officer)

