Form 10-Q
period 2024-09-30
Algorhythm Holdings, Inc.
filed 2024-11-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-41405

ALGORHYTHM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL	33309	(954) 596-1000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	RIME	NASDAQ Capital Market

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

As of November 19, 2024, there were 14,215,176 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

ALGORHYTHM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)

Assets
Current Assets
Cash	$621,000	$6,703,000
Accounts receivable, net of allowances of $266,000 and $174,000, respectively	4,330,000	7,308,000
Due from Banks	22,000	-
Accounts receivable, related party	157,000	269,000
Inventory	7,328,000	6,871,000
Returns asset	1,081,000	1,919,000
Prepaid expenses and other current assets	867,000	136,000
Total Current Assets	14,406,000	23,206,000

Property and equipment, net	318,000	404,000
Operating leases - right of use assets	137,000	3,926,000
Other non-current assets	41,000	179,000
Intangible assets, net	1,356,000	-
Goodwill	3,354,000	-
Total Assets	19,612,000	$27,715,000

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$8,743,000	$7,616,000
Accrued expenses	4,303,000	2,614,000
Refund due to customer	462,000	1,743,000
Customer prepayments	-	687,000
Reserve for sales returns	2,212,000	3,390,000
Merchant cash advances payable	303,000	-
Notes payable	50,000	-
Current portion of notes payable to related parties	265,000	-
Current portion of operating lease liabilities	135,000	84,000
Other current liabilities	15,000	75,000
Total Current Liabilities	16,488,000	16,209,000

Other liabilities	-	3,000
Notes payable to related parties, net of current portion	385,000	-
Operating lease liabilities, net of current portion	-	3,925,000
Total Liabilities	16,873,000	20,137,000

Commitments and Contingencies

Shareholders’ (Deficit) Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 11,079,678 issued and 9,752,755 shares outstanding at September 30, 2024 and 6,418,061 issued and outstanding at December 31, 2023.	98,000	64,000
Additional paid-in capital	35,995,000	33,429,000
Accumulated deficit	(33,206,000)	(25,915,000)
Non-controlling interest	(148,000)	-
Total Algorhythm Holdings Shareholders’ Equity	2,739,000	7,578,000

Total Liabilities and Shareholders’ Equity	$19,612,000	$27,715,000

See notes to the condensed consolidated financial statements

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Sales	$10,622,000	$15,931,000	$15,488,000	$21,939,000

Cost of Goods Sold	8,247,000	12,197,000	12,287,000	16,582,000

Gross Profit	2,375,000	3,734,000	3,201,000	5,357,000

Operating Expenses
Selling expenses	653,000	1,169,000	1,830,000	2,426,000
General and administrative expenses	4,339,000	2,459,000	8,552,000	7,403,000
Net (gain) loss on early termination of operating lease	(3,874,000)	-	4,000	-
Total Operating Expenses	1,118,000	3,628,000	10,386,000	9,829,000

Income (Loss) from Operations	1,257,000	106,000	(7,185,000)	(4,472,000)

Other (Expenses) Income
Gain on disposal of fixed assets	-	44,000	-	44,000
Gain from Employee Retention Credit Program refund	-	-	-	704,000
Interest expense	(283,000)	(53,000)	(328,000)	(122,000)
Total Other (Expenses) Income, net	(283,000)	(9,000)	(328,000)	626,000

Income (Loss) Before Income Tax Benefit	974,000	97,000	(7,513,000)	(3,846,000)

Income Tax Benefit (Provision)	-	-	-	(1,502,000)

Consolidated Net Income (Loss)	974,000	97,000	(7,513,000)	(5,348,000)

Net (income) loss attributable to non-controlling interest	221,000	-	221,000	-

Net Income (Loss) Available to Common Stockholders	$1,195,000	$97,000	$(7,292,000)	$(5,348,000)

Income (Loss) per common share
Basic and diluted	$0.13	$0.03	$(0.99)	$(1.44)

Weighted Average Common and Common
Equivalent Shares:
Basic and diluted	9,095,504	4,220,259	7,341,204	3,726,259

See notes to the condensed consolidated financial statements

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at June 30, 2024	6,418,061	$64,000	$33,465,000	$-	$(34,401,000)	$(872,000)

Net (loss) income	-	-	-	(221,000)	1,195,000	974,000
Sale of common stock, net of offering costs	1,673,077	18,000	1,471,000	-	-	1,489,000
Stock based compensation	1,019,811	10,000	569,000	-	-	579,000
Common stock issued for purchase of SemiCab Inc	641,806	6,000	488,000	-	-	494,000
Issuance of subsidiary stock to non-controlling interest	-	-	-	74,000	-	74,000
Other	-	-	2,000	(1,000)	-	1,000

Balance at September 30, 2024	9,752,755	$98,000	$35,995,000	$(148,000)	$(33,206,000)	$2,739,000

	Common Stock		Additional Paid in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total
Balance at June 30, 2023	4,220,259	$42,000	$31,479,000	$-	$(21,977,000)	$9,544,000

Net income	-	-	-	-	97,000	97,000
Stock based compensation	-	-	37,000	-	-	37,000
Other	-	-	(1,000)	-	1,000	-

Balance at September 30, 2023	4,220,259	$42,000	$31,515,000	$-	$(21,879,000)	$9,678,000

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at December 31, 2023	6,418,061	$64,000	$33,429,000	$-	$(25,915,000)	$7,578,000

Net loss	-	-	-	(221,000)	(7,292,000)	(7,513,000)
Sale of common stock, net of offering costs	1,673,077	18,000	1,471,000	-	-	1,489,000
Stock based compensation	1,019,811	10,000	606,000	-	-	616,000
Common stock issued for purchase of SemiCab Inc	641,806	6,000	488,000	-	-	494,000
Issuance of subsidiary stock to non-controlling interest	-	-	-	74,000	-	74,000
Other	-	-	1,000	(1,000)	1,000	1,000

Balance at September 30, 2024	9,752,755	$98,000	$35,995,000	$(148,000)	$(33,206,000)	$2,739,000

Balance at December 31, 2022	3,148,219	$31,000	$29,698,000	$-	$(16,531,000)	$13,198,000

Net loss	-	-	-	-	(5,348,000)	(5,348,000)
Sale of common stock, net of offering costs	1,057,810	11,000	1,629,000	-	-	1,640,000
Sale of common stock warrants	14,230	-	14,000	-	-	14,000
Stock based compensation	-	-	174,000	-	-	174,000

Balance at September 30, 2023	4,220,259	$42,000	$31,515,000	$-	$(21,879,000)	$9,678,000

See notes to the condensed consolidated financial statements.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities
Net loss	$(7,513,000)	$(5,348,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159,000	289,000
Amortization of intangible assets	44,000	-
Provision for estimated cost of returns	839,000	1,095,000
Provision for inventory obsolescence	-	271,000
Credit losses	92,000	104,000
Gain on termination of operating lease	(246,000)	-
Net gain from disposal of property and equipment	-	(42,000)
Stock based compensation	616,000	174,000
Amortization of right of use assets	194,000	520,000
Change in net deferred tax assets	-	1,399,000
Changes in operating assets and liabilities:
Accounts receivable	3,079,000	(3,982,000)
Due from banks	(22,000)	(152,000)
Accounts receivable - related parties	(303,000)	117,000
Inventories	(456,000)	(3,424,000)
Prepaid expenses and other current assets	(718,000)	87,000
Other non-current assets	151,000	(248,000)
Accounts payable	394,000	10,442,000
Accrued expenses	(198,000)	(486,000)
Refunds due to customers	(1,967,000)	1,212,000
Reserve for sales returns	(1,180,000)	(646,000)
Operating lease liabilities	116,000	(622,000)
Payment of early termination fee on operating lease termination settlement	(150,000)	-
Net cash (used in) provided by operating activities	(7,069,000)	760,000
Cash flows from investing activities
Purchase of property and equipment	(70,000)	(163,000)
Cash received from purchase of SemiCab Inc	17,000	-
Disposal of property and equipment	-	55,000
Net cash used in investing activities	(53,000)	(108,000)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	1,489,000	1,640,000
Payments on merchant cash advances payable	(327,000)	-
Net payment from revolving lines of credit	-	(1,761,000)
Other	(122,000)	(113,000)
Net cash provided by (used in) financing activities	1,040,000	(234,000)
Net change in cash	(6,082,000)	418,000

Cash at beginning of year	6,703,000	2,795,000
Cash at end of period	$621,000	$3,213,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$320,000	80,000
Non-Cash investing and financing cash flow information:
Common stock issued for purchase of SemiCab Inc	$569,000	$-
Equipment purchased under capital lease	$-	$55,000
Right of use assets exchanged for lease liabilities	$136,000	$3,874,000

See notes to the condensed consolidated financial statements

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Algorhythm Holdings, Inc. (f/k/a The Singing machine Company, Inc.) (the “Company”) is a holding company for an AI enabled software logistics business operated through our SemiCab Holding subsidiary and a home karaoke consumer products company that designs and distributes karaoke products globally to retailers and ecommerce partners through our Singing Machine subsidiary.

Our operations include our wholly owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”), MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”) and SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab”).

Singing Machine is primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We are a global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children.

SemiCab is a cloud-based collaborative transportation platform built to achieve the scalability required to predict and optimize full-truckload transportation at enterprise-scale. To orchestrate collaboration across manufacturers, retailers, distributors, and their carriers, SemiCab uses real-time data from API-based load tendering and pre-built integrations with TMS and ELD partners. To build fully loaded round trips, SemiCab uses AI/ML techniques and advanced predictive optimization models.

NOTE 2 - RECENT DEVELOPMENTS

Name and Symbol Change

Effective September 5, 2024, our Certificate of Incorporation was amended to effect a change in the name of the Company from “The Singing Machine Company, Inc.” to “Algorhythm Holdings, Inc.” In addition, effective September 8, 2024, the Company’s ticker symbol was changed from “MICS” to “RIME.”

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Quarterly Report on Form 10-Q as of September 30, 2024 are for the three and nine month periods ended September 30, 2024 and 2023.

ATM Offering

On June 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital markets, LLC, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,100,000 in shares of the Company’s common stock. On July 8, 2024, the Company entered into the First Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $2,020,000. On August 9, 2024, the Company entered into the Second Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $3,100,000. Pursuant to the agreement, the Agent was paid $30,000 in fees to cover legal and administrative expenses and will receive an amount equal to 3% of the gross proceeds from each sale of the Company’s share of common stock. For the three and nine months ended September 30, 2024, the Company sold 1,673,077 shares of common stock under the ATM offering and received net proceeds of approximately $1,489,000 after payment of legal and accounting fees, brokerage commissions, and administrative fees to the agent of approximately $189,000.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Subsequent to September 30, 2024 and through November 18, 2024 (the last trading day prior to filing), the Company sold 2,162,423 shares of common stock under the ATM offering, and received net proceeds of approximately $1,372,000 after payment of brokerage commissions and administrative fees to the agent of approximately $42,000.

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

Pursuant to the asset acquisition agreement, the Company and Seller entered into an option agreement (the “Option Agreement”), granting the Buyer the right to acquire all of the issued and outstanding capital securities of SMCB Solutions Private Limited (“SMCB”), a wholly owned subsidiary of the Seller, in consideration for 320,903 shares of common stock of the Company. The Option Agreement expired unexercised.

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

During the six months ended June 30, 2024, the Company abandoned its plans to continue use of the leased space and exercised its early termination provision of the Lease Agreement which was not accepted by the Landlord. Due to the abandonment of the lease, all assets related to the lease were impaired. Assets including security deposits, rent deposits and right of use assets of approximately $3,878,000 were written off during the three months ended June 30, 2024.

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), filed a civil action in the Supreme Court of the State of New York against MICS Nomad LLC, a subsidiary of the Company (“MICS NY”), and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleged the Defendants breached the lease in various material respects.

On September 25, 2024, the Company entered into a Settlement Agreement for a full release and dismissal of the complaint within 5 business days of the Company’s payment of $250,000. Pursuant to the Settlement Agreement, the Company made the first payment of $150,000 was made on September 25, 2024 and a final payment of $100,000 was due and paid on October 25, 2024. On October 29, 2024, the Landlord filed a discontinuance with prejudice.

As a result of the settlement, during the three months ended September 30, 2024, the Company wrote off the remaining operating lease liability on the Lease Agreement and recognized a gain on early termination of the operating lease of approximately $3,874,000. For the nine months ended September 30, 2024, the Company recognized a loss on early termination of the operating lease of $4,000 which includes the $250,000 termination settlement expense. The net loss on early termination of the Lease Agreement was recorded as a component of operating expenses in the accompanying condensed consolidated statements of operations.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Private Placement

On October 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with investors pursuant to which we sold, in a private placement (the “Private Placement”), secured notes with an aggregate principal amount of $2,352,941 (the “Notes”), for cash proceeds of $2,000,000, net of original issue discount of $352,941. As consideration for entering into the SPA, we issued a total of 2,299,998 shares of common stock of the Company to the investors on October 24, 2024 (See Note 17).

Oxford Credit Facility

On March 28, 2024, the Company and Oxford Commercial Finance, a Michigan banking corporation, (referred to as “Oxford”) entered into a Loan Agreement (the “Loan Agreement”) and related Revolving Credit Note (the “Note”) for a $2,000,000 revolving line of credit (the “Oxford Line of Credit”). On October 17, 2024, the Company terminated the Loan Agreement and the Note. As of the date of termination, the Company had no outstanding amounts owed to Oxford and paid a termination fee of $40,000.

Share Repurchase

On November 1, 2024, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with Regalia Ventures LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company agreed to repurchase from the Seller an aggregate of 1,098,901 issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”). Pursuant to the terms of the Repurchase Agreement, the Company has agreed to repurchase from the Seller, and the Seller has agreed to sell, assign and transfer to the Company, all of the Seller’s right, title and interest in and to the Shares, at a price per Share equal to the higher of: (1) the closing price of the common stock on the last trading day immediately preceding the date of the Repurchase Agreement; or (2) the highest volume weighted average price (VWAP) of the common stock during a pricing period of ten (10) consecutive trading days prior to the date of the Repurchase Agreement per share (the “Purchase Price”), and the Company shall issue to the Seller a promissory note in the principal amount equal to the Purchase Price, substantially in the form attached to the Repurchase Agreement as Exhibit A (the “Note”), and subject to terms and conditions therein.

The shares of common stock to be repurchased were originally issued to the Seller on November 21, 2023, pursuant to a certain stock purchase agreement, dated November 20, 2023.

As of the date of this filing, the repurchase of the shares has not yet closed.

NOTE 3 – LIQUIDITY, GOING CONCERN AND MANAGEMENT PLANS

As previously reported on Form 8-K filed on August 30, 2024, on August 26, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that its stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 did not meet the minimum of $2,500,000 in stockholders’ equity required by NASDAQ Listing Rule 5550(b)(1) (the “Equity Rule”) for continued listing, or the alternatives of market value of listed securities or net income from continuing operations. Pursuant to the Equity Rule, the Company submitted a plan to regain compliance with the Equity Rule.

On November 13, 2024, the Company filed a Form 8-K stating that it believed it regained compliance with the Equity Rule. As disclosed herein, the Company reported stockholders’ equity of approximately $2.7 million.

NASDAQ has advised the Company that it will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

As of September 30, 2024, the Company had cash on hand of approximately $621,000 and deficit working capital of approximately $2,082,000 which is not sufficient to fund the Company’s planned operations through one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

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

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of September 30, 2024 and condensed financial statements information for the three and nine months ended September 30, 2024 and 2023 are unaudited whereas the condensed consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KT for the transition period ended December 31, 2023. There have been no changes to our significant accounting policies as disclosed on the Company’s annual report on Form 10-KT for the transition period ended December 31, 2023.

Principles of Consolidation

The Company evaluates its business relationships with related parties to identify potential Variable Interest Entities (“VIEs”) under Accounting Standards Codification (“ASC”) 810, Consolidation. The Company will consolidate any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met, the Company is considered to be the primary beneficiary and therefore will consolidate that VIE into its consolidated financial statements.

As prescribed by ASC 810, if the Company holds a variable interest in a VIE but is not the entity’s primary beneficiary, it shall disclose its methodology for determining if the Company is the primary beneficiary of the VIE, e.g., significant judgments and assumptions made. Additional information required includes information about the types of involvement considered significant, and those considered in the determination of whether the reporting entity is the primary beneficiary.

Furthermore, if the Company provides or intends to provide financial or other support (explicitly or implicitly) to the VIE, when not contractually required to, the Company shall disclose the type and amount of the support, along with the primary reasons for providing the support. Both qualitative and quantitative information about the Company’s involvement with the VIE, shall include the nature, purpose, size, and activities of the VIE, including how the VIE is financed.

Business Combinations

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions at the acquisition date with respect to intangible assets. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. Direct transaction costs associated with the business combination are expensed as incurred. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

Goodwill

The Company evaluates its goodwill for impairment in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value.

Intangible Assets

The Company acquired amortizable intangibles assets as part of asset purchase agreements consisting of customer relationships, trade names and proprietary technology. Such intangibles are amortized over their useful lives on a straight-line basis.

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs include those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in the Company’s valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow model.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments carried at cost, including cash, accounts receivables and accounts and accounts receivable – related party, trade payables advances and notes payables and notes payable – related party approximate their fair value due to the short-term maturities of such instruments.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

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

NOTE 5 – ASSET ACQUISITION

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

The Company decided to acquire SemiCab as part of a strategic plan to diversify its business and reduce its reliance solely on retail and consumer electronics and strategically focus on growth. The acquisition fit the Company’s strategic decision to pivot to a holding company structure.

On July 3, 2024, the parties completed the Asset Purchase Agreement whereby the Company issued to the Seller (i) 641,806 shares of the Company’s common stock with a value of approximately $494,000 (ii) a twenty percent (20%) membership interest in SemiCab LLC. (See Note 2).

Pursuant to the asset acquisition agreement, the Company and Seller entered into an option agreement (the “Option Agreement”), granting the Buyer the right to acquire all of the issued and outstanding capital securities of SMCB Solutions Private Limited (“SMCB”), a wholly owned subsidiary of the Seller, in consideration for 320,903 shares of common stock of the Company. As of the date of this filing, the Option Agreement expired unexercised.

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

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

On July 3, 2024, the (“Acquisition Date”), the Company acquired substantially all the assets and assumed certain liabilities of SemiCab, Inc. in exchange for the purchase price consideration of approximately $983,000. On July 3, 2024, the value of the total identifiable intangible assets, including goodwill was approximately $4,754,000, based on the restricted value of SMC common shares on the date of acquisition. The Company also recognized non-controlling interest at fair value as of the Acquisition Date in the amount of approximately $74,000 representing 20% ownership in SemiCab Holdings, LLC, which is 80% owned by the Company.

The trade names and developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates of 0.5% to the prospective revenue attributable to the intangible asset. The resulting net annual royalty payments are then discounted to present value using a discount factor of 33%, and the remaining economic life of nine years.

The Company determined an estimated fair value of customer relationships using multi-period excess earnings approach utilizing a discounted cash flow methodology. The analysis included assumptions regarding the growth rate for the development of new businesses, concluding between 8% and 20% organic growth rates for revenue attributable to existing customers. A discount rate of 33% was used for the weighted average cost of capital analysis, along with the evaluation of the capital expenditure requirements associated with any new initiatives developed by SemiCab. The purchase accounting for this transaction is provisional and subject to measurement period adjustments for one year following the date of acquisition.

The valuations for the above intangible assets require use of unobservable inputs that are classified as Level 3 on the fair value hierarchy.

The goodwill resulting from this acquisition is tax deductible.

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values:

Equity consideration	$494,000
Fair value of non-controlling interest	74,000
Total Equity Consideration	568,000
Debt Extinguishment	415,000
Total Consideration	$983,000

Identifiable net assets acquired:
Cash and Cash Equivalents	$17,000
Accounts receivable	193,000
Prepaid expenses and other current assets	13,000
Property and equipment, net	3,000
Other Non-Current Operating Assets, Net	14,000
Customer Relationships (9 year estimated useful life)	747,000
Trade Name (9 year estimated useful life)	272,000
Developed Technology (6 year estimated useful life)	381,000
Accounts payable and accrued expenses	(2,680,000)
Loans payable Merchant Cash Advances (MCA)	(631,000)
Note payable	(50,000)
Notes payable Related Parties	(650,000)
Net assets acquired	(2,371,000)
Estimated Goodwill	$3,354,000

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the Asset Purchase Agreement as though it had been completed on January 1, 2023. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the nine months ended September 30, 2024 and 2023 reflect the combined performance of the Company and the SemiCab business for that period. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the accompanying unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the acquisition date occurred on January 1, 2023, nor does it attempt to forecast future consolidated results of operations.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net revenue	$16,831,000	26,848,000
Operating loss from continuing operations	(8,093,000)	(6,187,000)
Net loss	(8,451,000)	(7,164,000)

The pro forma results for the nine months ended September 30, 2023, include a net increase in operating expenses of $265,000, consisting of legal and accounting expenses of approximately $215,000 associated with the acquisition of SemiCab and $50,000 in shares of SMC common stock issued to Vivek Sehgal as sign-on bonus.

NOTE 6 – FINANCING

Oxford Credit Facility

On March 28, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Oxford Business Credit “Oxford”), as Lender. The Credit Agreement established a secured asset-backed revolving credit facility which is comprised of a maximum $2,000,000 revolving credit facility (“Credit Facility”) (“Revolving Loan Cap”). Availability under the Credit Facility is determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the Borrowers. The Company’s obligations under the Credit Agreement are secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral (as defined in the Credit Agreement). As of September 30, 2024, there was approximately $22,000 due from Oxford for cash collections received that exceeded the amount due on the Credit Agreement. As of September 30, 2024, there were no funds available for borrowing under the Credit Facility.

Borrowings under the Credit Facility take the form of base rate loans at interest rates of the Wall Street Journal Prime Rate plus 2.5%, but in any event no less than 10%. The Credit Agreement includes certain covenants which include, but are not limited to restrictions on debt, asset liens, capital expenditures, formation of new entities and financial covenants. For the three and nine months ended September 30, 2024, the Company incurred interest expense of approximately $24,000 and $66,000, respectively associated with financing costs from the Credit Agreement.

The Credit Agreement is for a two-year term that expires on November 28, 2026, and automatically renews for an additional one-year term on each anniversary of date of the agreement unless the Company notifies Oxford within 60 days before the anniversary date of its intention to pay off the Credit Facility and terminate the Credit Agreement.

The Company is subject to a two percent (2%) exit fee (“Exit Fee”) of the Revolving Loan Cap if the Company terminates the Credit Agreement and repays the obligations under Credit Facility prior to the anniversary date of the Credit Agreement. The Exit Fee shall automatically renew on the two-year anniversary date of the Loan Agreement for an additional one-year period unless the Company notifies Lender in writing within sixty (60) days before such anniversary date of Borrower’s intention to pay off this Credit Facility and terminate the Credit Agreement and all obligations of the Credit Facility are paid in full by such anniversary date. There were no draws against the Credit Facility since inception of the Credit Agreement.

On October 17, 2024, the Company voluntarily terminated the Credit Agreement. Pursuant to the terms of the Credit Agreement the Company was obligated to pay a $40,000 Exit Fee due to termination prior to the anniversary date of the Credit Agreement.

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

Costs associated with closing of the Credit Agreement of approximately $254,000 were deferred and being amortized over life of the loan. During the three months and nine months ended September 30, 2023 the Company incurred approximately $21,000 and $63,000, respectively associated with the amortization of deferred financing costs from the Credit Agreement.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Borrowings under the Credit Facility took the form of base rate loans at interest rates of the greater of either (a) the Prime Rate plus 0.50% or (b) the Secured Overnight Financing Rate (“SOFR”) 30-day term rate plus 3%, subject to a minimum of 0.050% in either case.

During the three and nine months ended September 30, 2023, the Company incurred interest expense of approximately $19,000 and $59,000 respectively, associated with interest and financing costs from the Credit Agreement.

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

Merchant Cash Advance payable – Agile Capital Funding, LLC

Pursuant to the acquisition of SemiCab, the Company assumed a Merchant Cash Advance (“MCA Financing”) payable with Agile Capital Funding, LLC (“Agile”). On March 22, 2024, SemiCab entered into a MCA Financing agreement with Agile. The initial amount borrowed was $315,000, with net proceeds to the Company in the amount of $300,000. Repayment terms stipulate weekly payments in the amount of $16,200 for weeks, for a total of $453,600 repaid. The effective interest rate for the borrowings is 15%. As September 30, 2024 the amount due on this MCA Financing was approximately $146,500.

Merchant Cash Advance payable – Cedar Advance, LLC

Pursuant to the acquisition of SemiCab, the Company assumed a MCA Financing payable with Cedar Advance, LLC (“Cedar”). On May 8, 2024, SemiCab entered into an MCA Financing with Cedar. The initial amount borrowed was $215,000, with net proceeds to the Company in the amount of $204,250. Repayment terms stipulate weekly payments in the amount of $11,133 for 28 weeks, for a total of $311,750 repaid. The effective interest rate for the borrowings is 18%. As September 30, 2024 the amount due on this MCA Financing was approximately $156,920.

Loan Payable SemiCab Investor

SemiCab maintains a loan from a SemiCab investor in the amount of $50,000. The loan bears interest at 10% per annum and matured on May 15, 2024 and is unsecured. As of September 30, 2024 the loan had not been paid and is in default. The principal amount due is recorded as a component of notes payable on the accompanying condensed consolidated balance sheets.

NOTE 7 – LOANS PAYABLE – RELATED PARTIES

SemiCab maintains several outstanding affiliate loans from Ajesh Kapoor and Vivek Sehgal, (current employees and original founders of SemiCab) initially issued by SemiCab Holdings LLC. The notes are unsecured. There was accrued interest payable is approximately $72,000 that is included as a component of accrued expenses on the accompanying condensed consolidated balance sheets. Interest expense on these related party loans for the three and nine months ended September 30, 2024 was approximately $28,000.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

The specific terms of each loan are summarized in the table below:

	Issue	Maturity		Interest
Holder	Date	Date	Status	Rate	Principal
Ajesh Kapoor	7/10/2021	7/10/2026	Current	9.0%	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	Current	9.0%	235,000
Vivek Seghal	4/17/2023	10/13/2023	Default	10.0%	50,000
Ajesh Kapoor	5/5/2023	5/4/2024	Default	10.0%	50,000
Ajesh Kapoor	5/17/2023	5/16/2024	Default	10.0%	165,000
Amount due as of September 30, 2024					650,000
Less: Current portion of notes payable to related parties					265,000

Notes payable to related parties, net of current portion					$385,000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Settlement Agreement – Efficient Capital Labs, Inc.

On May 18, 2023 SemiCab entered into a Installment Business Loan Agreement (“IBLA”) with a principal balance of $1,000,000 with Efficient Capital Labs, Inc. (“ECL”) to finance working capital and product development. The loan had a 12-month maturity date. Repayments were originally scheduled to begin in June 2023, in equal installments of $91,667 for 13 months, with an interest rate of 17.97%. On May 18, 2024, SemiCab entered into a settlement agreement (“Settlement”) with ECL. The terms of repayment are as follows:

Payment: Semicab shall pay to ECL the sum of $946,666USD (the “Settlement Sum”) as follows:

(a) On or before May 20, 2024, Semicab shall pay ECL $25,000.00 USD (the “Initial Payment”);

(b) On or before June 3, 2024, Semicab shall pay ECL $75,000.00 USD (the “Second Payment”);

(c) On or before the first business day of each of the following ten (10) calendar months, starting July 1, 2024 Semicab shall pay ECL $84,666 USD (the “Additional Payments,” and each an “Additional Payment”).

As of September 30, 2024 the amount payable on the Settlement is $578,917 and recorded as a component accrued expenses on the accompanying condensed consolidated balance sheets.

Blue Yonder, Inc. Lawsuit

Pursuant to the asset purchase agreement with SemiCab, the Company assumed a judgement against SemiCab regarding damages resulting from contract breach for IT subscription-based services. On March 28, 2020, SemiCab entered into a service contract and agreement with Blue Yonder, Inc. (“Blue Yonder”) for certain IT subscription-based services. The original term of the agreement was for three years, at a price of $100,000 per year, for a total of $300,000. On June 21, 2023, Blue Yonder filed a lawsuit claiming damages in the amount of $275,000 with the Maricopa County Superior Court in Arizona (“Lawsuit”). The suit was found in favor of Blue Yonder in the amount of $509,119, subject to two separate milestone payments that would otherwise deem the entire balance due satisfied if either milestone payment is made by the Company. The first milestone payment for $175,000 and was due on July 1, 2024 and was not made. In the event this payment is made, the remaining settlement shall be deemed satisfied. If this payment is not made, the Company shall owe a total of $225,000 by October 1, 2024. In the event this payment is made, the remaining settlement shall be deemed satisfied. If neither payment is made, Blue Yonder shall be entitled to execute the full $509,119 beginning January 1, 2025. As of the date of this filing, none of the scheduled payments have been made. A liability of $509,119 has been recorded as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Derivative Action

On December 21, 2023, Ault Lending, LLC, a wholly owned subsidiary of Ault Alliance, Inc. (“Ault”), one of the Company’s largest shareholders, filed a derivative shareholder action in Delaware Chancery Court against the Company, its Directors, and other Company shareholders (The Stingray Group, Inc. and Regalia Ventures) (“the Defendants”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleges the Company, and its directors followed an inadequate process in evaluating the private placement transaction which occurred back in November 2023 and entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. The Company filed a motion to dismiss the complaint. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of the litigation and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action.

The Company is involved in litigation arising from other matters in the ordinary course of business. The Company is subject to claims, suits and other proceedings that could result in fines, civil penalties, or other adverse consequences. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

NOTE 9 – OPERATING LEASES

At the time of this filing, the Company has operating lease agreements for offices in Florida and Hong Kong.

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

The Company entered into an operating lease on August 23, 2023, for approximately 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space. During the nine months ended September 30, 2024, the Company abandoned its plans to continue use of the leased space. On September 25, 2024, the Company entered into a Settlement Agreement for a full release and termination of the Lease Agreement in exchange for Company’s payment of $250,000. (See Note 2).

Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 is as follows:

Assets:	September 30, 2024	December 31, 2023
Operating lease - right-of-use assets	$137,000	$3,926,000

Liabilities
Current
Current portion of operating leases	$135,000	$84,000
Operating lease liabilities, net of current portion	$-	$3,925,000

Supplemental statement of operations information related to operating leases is as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Operating lease expense as a component of general and administrative expenses	$45,000	$279,000	$444,000	$762,000

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$45,000	$363,000	$136,000	$868,000

Lease term and Discount Rate
Weighted average remaining lease term (years)	0.8	15.1
Weighted average discount rate	9.0%	12.0%

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Minimum future payments under all operating leases as of September 30, 2024, are as follows:

Payments due by period	Amount
2024 (remaining six months)	$46,000
2025	94,000
Total minimum future payments	140,000
Less: Interest	5,000
Total operating lease liabilities	$135,000

NOTE 10 – ISSUANCE OF COMMON STOCK

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

There were 150,943 share base compensation awards issued under the 2022 Plan during the three and nine months ended September 30, 2024 with a weighted average grant date fair value of $0.55 per share. There were no share base compensation awards issued under the 2022 Plan during the three and nine months ended September 30, 2023. There were 1,250 and 6,500 shares forfeited during the three and nine months ended September 30, 2024, respectively. There were no shares forfeited during the three and nine months ended September 30, 2023. As of September 30, 2024, there were 63,453 shares available to be issued under the 2022 Plan.

Equity compensation under the 2022 Plan was approximately $101,000 and $138,000 during the three and nine months ended September 30, 2024 and was expensed as a component of general administrative expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2024, there was an unrecognized expense of approximately $50,000 remaining on options currently vesting over time with an approximate weighted average of twelve months remaining until these options are fully vested.

The vested options as of September 30, 2024, had no intrinsic value.

Other Equity Compensation

During the three and nine months ended September 30, 2024, the Company issued 774,528 shares of common stock to three vendors for payment of consulting services rendered and 94,340 for restricted shares of common stock to Vivek Sehgal (a related party) as bonus compensation (See Note 5). The grant date fair value for all of these share issuances was approximately $478,000 and were expensed as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2024. These shares vest immediately but must be held for a minimum of six months in accordance with Securities Exchange Commission Rule 144.

NOTE 11 - WARRANTS

Common warrants issued and outstanding as of September 30, 2024 and December 31, 2023, were 902,113. There were no changes in the warrants outstanding during the period.

As of September 30, 2024, the Company’s warrants by expiration date were as follows:

Number of Common Warrants	Exercise Price	Expiration Date
802,113	$2.80	September 15, 2026
100,000	$5.00	May 23, 2027
902,113

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

NOTE 12 - COMPUTATION OF LOSS PER SHARE

Computation of basic and dilutive loss per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net income (loss) available to common stockholders	$1,195,000	$97,000	$(7,292,000)	$(5,348,000)
Weighted-average common shares outstanding	9,095,504	4,220,259	7,341,204	3,726,259
Basic and diluted income (loss) per share	$0.13	$0.03	$(0.99)	$(1.44)

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

For the three and nine months ended September 30, 2024 and 2023, options to purchase 98,178 and 91,261 shares of common stock, respectively and options to purchase 902,113 common stock warrants for both September 30, 2024 and 2023 were excluded in the calculation of diluted net loss per share as the result would have been anti-dilutive.

NOTE 13 - INCOME TAXES

For the three months ended September 30, 2024 and 2023 the Company did not recognize income tax provision as the Company is not forecasting any taxable income for the current year and had a loss before income tax benefit in the previous year. The Company’s income tax provision for the nine months ended September 30, 2023, was approximately $1,502,000 as the Company recognized a valuation reserve of all of its deferred tax assets based on the recent history of losses and forecasts that suggested the Company would not be able to utilize the deferred tax assets in the future.

The Company’s income tax expense differs from the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three and nine months ended September 30, 2024 and 2023.

NOTE 14 – REVENUE DISAGGREGATION

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke hardware and the Company has no other material business segments:

 Revenue by product line is as follows:

	Three Months Ended		Nine Months Ended
Product Line	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Classic Karaoke Machines	$8,218,000	$14,636,000	$10,521,000	$17,363,000
Licensed Products	180,000	36,000	377,000	32,000
Kids Youth Electronics	379,000	297,000	546,000	451,000
Microphones and Accessories	1,500,000	806,000	3,329,000	3,543,000
Music Subscriptions	218,000	156,000	588,000	550,000
Logistics Services	127,000	-	127,000	-

Total Net Sales	$10,622,000	$15,931,000	$15,488,000	$21,939,000

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

Sales by geographic region for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

North America	$10,466,000	$15,378,000	$15,208,000	$21,386,000
Australia	50,000	263,000	174,000	263,000
Europe	106,000	290,000	106,000	290,000
	$10,622,000	$15,931,000	$15,488,000	$21,939,000

The Company selectively participates in a retailer’s co-op promotion incentives by providing marketing fund allowances to its customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers are recorded as a reduction to net sales. For the three months ended September 30, 2024 and 2023, co-op promotion incentives were approximately $908,000 and $1,637,000, respectively. For the nine months ended September 30, 2024 and 2023, co-op promotion incentives were approximately $1,257,000 and $1,901,000, respectively. The Company’s estimated reserve for co-op promotion incentives was approximately $1,833,000 and $1,277,000 as of September 30, 2024 and December 31, 2023, respectively. The estimated reserve for co-op promotions is a component of accrued expenses on the accompanying condensed consolidated balance sheets.

The Company estimates variable consideration under its return allowance programs for goods returned from the customer whereby a revenue return reserve is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns as of September 30, 2024 and December 31, 2023, was approximately $2,212,000 and $3,390,000, respectively. In conjunction with the recording of the revenue sales return reserve, the Company estimates the cost of products that are expected to be returned under its return allowance program whereby the estimated cost of product returns is recorded as an asset. The asset is separately stated as returns asset on the condensed consolidated balance sheets. The Company’s estimated cost of returns as of September 30, 2024 and December 31, 2023, was approximately $1,081,000 and $1,919,000, respectively.

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

NOTE 15 - CONCENTRATIONS OF CREDIT RISK AND REVENUE

The Company derives a majority of its revenues from retailers of products in the United States. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. At September 30, 2024, 70% of accounts receivable were due from three customers in North America that individually owed over 10% of total accounts receivable. On December 31, 2023, 82% of accounts receivable were due from four customers in North America that individually owed over 10% of total accounts receivable.

Revenues from customers representing greater than 10% of total net sales derived from our top three customers as a percentage of net sales were 41%, 20%, and 13% for the three months ended September 30, 2024. Revenues from customers representing greater than 10% of total net sales derived from three customers as a percentage of net sales were 28%, 22% and 21% for the three months ended September 30, 2023. Revenues from customers representing greater than 10% of total net sales derived from our top four customers as a percentage of net sales were 29%, 27%, 15% and 10% for the nine months ended September 30, 2024. Revenues from customers representing greater than 10% of total net sales derived from our top three customers as a percentage of net sales were 44%, 13% and 12% for the nine months ended September 30, 2023. The loss of any of these customers could have an adverse impact on the Company.

ALGORHYTHM HOLDINGS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

(Unaudited)

NOTE 16 – RELATED PARTY TRANSACTIONS

Due To/From Related Parties

Stingray

Stingray Group, Inc. (“Stingray”) is an existing shareholder with board representation. The Company has a music subscription sharing agreement with Stingray. For the three months ended September 30, 2024, and 2023, the amounts earned from the subscription agreement were approximately $218,000 and $156,000, respectively. For the nine months ended September 30, 2024, and 2023, the amounts earned from the subscription agreement were approximately $567,000 and $550,000, respectively. These amounts were included as a component of net sales in the accompanying condensed consolidated statements of operations. On September 30, 2024, the Company had approximately $157,000 due from Stingray. On December 31, 2023, the Company had approximately $269,000 due from Stingray for music subscription reimbursement.

SMCB

The Company determined that SMCB is a VIE as the Company provides financial support to SMCB. While not contractually obligated, SMCB currently relies on our reimbursement of certain costs under a Services Agreement (“MSA”) whereby SMCB agree to provide IT software development services to support SemiCab’s US operations. In exchange, under the MSA, the Company grants intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. As a result of this relationship SMCB has been determined to be a VIE.

Pursuant to the asset acquisition agreement of SemiCab, the Company entered into an option agreement granting the right to acquire all of the issued and outstanding capital securities of SMCB, however the option agreement expired on August 31, 2024 unexercised.

The Company further determined that it is not the primary beneficiary of SMCB as the Company does not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, the Company has not consolidated SMCB’s results of operations and financial position in the accompanying condensed consolidated financials presented for this period.

As of September 30, 2024, the Company has advanced approximately $776,000 to SMCB for estimated prepaid services to be provided by SMCB in accordance with the MSA which are a component of prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2024, the Company incurred approximately $422,000 in software support services under the MSA.

NOTE 17 – SUBSEQUENT EVENTS

Securities Purchase Agreement

On October 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company agreed to issue and sell to each purchaser (i) an Original Issue Discount Senior Secured Note with a principal amount equal to such purchaser’s subscription amount divided by 0.85 (each a “Note” and collectively, the “Notes”), and (ii) a number of shares of common stock of the Company, par value $0.01 equal to (i) 2,300,000 multiplied by (ii) such purchaser’s subscription amount divided by (iii) $2,000,000 (the “Shares”) (the transactions contemplated under the SPA, the “Offering”).The aggregate gross proceeds to the Company were approximately $2.0 million, before deducting placement agent fees and expenses. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

The Company agreed to certain registration rights with respect to the Shares, as described in the SPA. The Company also granted the purchasers a right to participate up to an amount of 20% in any issuance by the Company of common stock or common stock equivalents for cash, subject to certain exceptions, during the 90 days after the closing of the Offering.

Univest Securities LLC served as the placement agent in the Offering and received 7% of the gross proceeds received by the Company and reimbursement of the legal fees of its counsel.

The Offering closed on October 24, 2024. At the closing, the Company issued to the purchasers an aggregate of 2,300,000 shares of its common stock and Notes in the aggregate principal amount of $2,352,941for total proceeds of $2,000,000 net of original issue discount of $352,941.

At the closing, the Company issued a Note to each purchaser equal to such purchaser’s subscription amount divided by 0.85. The Notes were issued with an original issue discount of 15%. No interest shall accrue on the Notes unless and until an Event of Default (as defined in the Notes) has occurred, upon which interest shall accrue at a rate of fourteen percent (14.0%) per annum and shall be computed on the basis of a three hundred sixty (360)-day year and twelve (12) thirty (30)-day months and shall be payable on the maturity date, which is ninety (90) days from the issuance date of October 24, 2024.

The Notes also provide for redemption upon a change of control, as such term is defined under the Notes and mandatory redemption upon the receipt of net proceeds from any offering of equity or debt by the Company. The Company also has the right to prepay the Notes.

The Notes are secured by a security interest in the assets and property of the Company and its subsidiaries and guaranteed by the Company’s subsidiaries, pursuant to the terms of a Guarantee Agreement entered into among the purchasers and the Company and each of its subsidiaries.

Stock Repurchase Agreement

On November 1, 2024, the Company entered into Stock Repurchase Agreement (the “Repurchase Agreement”) with Regalia Ventures LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company agreed to repurchase from the Seller an aggregate of 1,098,901 issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”). The shares of common stock to be repurchased were originally issued to the Seller on November 21, 2023, pursuant to a certain stock purchase agreement, dated November 20, 2023.

As consideration for the transaction contemplated by the Repurchase Agreement (the “Stock Repurchase”), when the transaction closes, the Company has agreed to repurchase from the Seller, and the Seller has agreed to sell, assign and transfer to the Company, all of the Seller’s right, title and interest in and to the Shares, at a price per Share equal to the higher of: (1) the closing price of the common stock on the last trading day immediately preceding the date of the Repurchase Agreement; or (2) the highest volume weighted average price (VWAP) of the common stock during a pricing period of ten (10) consecutive trading days prior to the date of the Repurchase Agreement per share (the “Purchase Price”), and the Company shall issue to the Seller a promissory note in the principal amount equal to the Purchase Price.

As of the date of this filing, the repurchase of the shares has not yet closed.

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

In this Quarterly Report, unless the context requires otherwise, references to the “Company,” “Algorhythm,” “we,” “our company” and “us” refer to Algorhythm Holdings, Inc., a Delaware corporation, as well as our wholly owned subsidiaries; SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“Singing Machine”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”), MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”) and SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab”).

The objective of this Management’s Discussion and Analysis of Financial Condition and Results of Operation is to allow investors to view our company from management’s perspective, considering items that would have a material impact on future operations.

Overview

Algorhythm Holdings, Inc. (f/k/a The Singing machine Company, Inc.) (the “Company”) is a holding company for an AI enabled software logistics business operated through our SemiCab Holding subsidiary and a home karaoke consumer products company that designs and distributes karaoke products globally to retailers and ecommerce partners through our Singing Machine subsidiary.

Our operations include our wholly owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”), MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”) and SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab”).

Singing Machine is primarily engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We are a global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children.

SemiCab is a cloud-based collaborative transportation platform built to achieve the scalability required to predict and optimize full-truckload transportation at enterprise-scale. To orchestrate collaboration across manufacturers, retailers, distributors, and their carriers, SemiCab uses real-time data from API-based load tendering and pre-built integrations with TMS and ELD partners. To build fully loaded round trips, SemiCab uses AI/ML techniques and advanced predictive optimization models.

Recent Developments

Name and Symbol Change

Effective September 5, 2024, our Certificate of Incorporation was amended to effect a change in the name of the Company from “The Singing Machine Company, Inc.” to “Algorhythm Holdings, Inc.” In addition, effective September 8, 2024, the Company’s ticker symbol was changed from “MICS” to “RIME.”

Change in Fiscal Year

During 2023, our Board of Directors approved a change in our fiscal year end from March 31 to December 31. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Quarterly Report on Form 10-Q as of September 30, 2024 are for the three and nine month periods ended September 30, 2024 and 2023.

ATM Offering

On June 26, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital markets, LLC, as sales agent (the “Agent”), pursuant to which the Company could offer and sell, from time to time, through the Agent (the “ATM Offering”), up to approximately $1,100,000 in shares of the Company’s common stock. On July 8, 2024, the Company entered into the First Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $2,020,000. On August 9, 2024, the Company entered into the Second Amendment to the Sales Agreement (the “Amendment”) to increase the number of shares to be sold in the ATM Offering to $3,100,000. Pursuant to the agreement, the Agent was paid $30,000 in fees to cover legal and administrative expenses and will receive an amount equal to 3% of the gross proceeds from each sale of the Company’s share of common stock. For the three and nine months ended September 30, 2024, the Company sold 1,673,077 shares of common stock under the ATM offering and received net proceeds of approximately $1,489,000 after payment of legal and accounting fees, brokerage commissions, and administrative fees to the agent of approximately $189,000.

Subsequent to September 30, 2024 and through November 18, 2024 (the last trading day prior to filing), the Company sold 2,162,423 shares of common stock under the ATM offering, and received net proceeds of approximately $1,372,000 after payment of brokerage commissions and administrative fees to the agent of approximately $42,000.

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

Pursuant to the asset acquisition agreement, the Company and Seller entered into an option agreement (the “Option Agreement”), granting the Buyer the right to acquire all of the issued and outstanding capital securities of SMCB Solutions Private Limited (“SMCB”), a wholly owned subsidiary of the Seller, in consideration for 320,903 shares of common stock of the Company. The Option Agreement has not been exercised through the date of this filing.

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

During the six months ended June 30, 2024, the Company abandoned its plans to continue use of the leased space and exercised its early termination provision of the Lease Agreement which was not accepted by the Landlord. Due to the abandonment of the lease, all assets related to the lease were impaired. Assets including security deposits, rent deposits and right of use assets of approximately $3,878,000 were written off during the three months ended June 30, 2024.

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC (the “Landlord”), filed a civil action in the Supreme Court of the State of New York against MICS Nomad LLC, a subsidiary of the Company (“MICS NY”), and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleges the Defendants breached the lease in various material respects.

On September 25, 2024, the Company entered into a Settlement Agreement for a full release and dismissal of the complaint within 5 business days of the Company’s payment of $250,000. Pursuant to the Settlement Agreement, the Company made the first payment of $150,000 was made on September 25, 2024 and a final payment of $100,000 was due and paid on October 25, 2024. On October 29, 2024 the Landlord filed a discontinuance with prejudice.

As a result of the settlement, during the three months ended September 30, 2024, the Company wrote off the remaining operating lease liability on the Lease Agreement and recognized a gain on early termination of the operating lease of approximately $3,874,000. For the nine months ended September 30, 2024 the Company recognized a loss on early termination of the operating lease of $4,000 which includes the $250,000 termination settlement expense. The net loss on early termination of the Lease Agreement was recorded as a component of operating expenses in the accompanying condensed consolidated statements of operations.

Private Placement

On October 22, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with investors pursuant to which we sold, in a private placement (the “Private Placement”), secured notes with an aggregate principal amount of $2,352,941 (the “Notes”), for cash proceeds of $2,000,000, net of original issue discount of $352,941. As consideration for entering into the SPA, we issued a total of 2,299,998 shares of common stock of the Company to the investors on October 24, 2024 (See Note 17).

Oxford Credit Facility

On March 28, 2024, the Company and Oxford Commercial Finance, a Michigan banking corporation, (referred to as “Oxford”) entered into a Loan Agreement (the “Loan Agreement”) and related Revolving Credit Note (the “Note”) for a $2,000,000 revolving line of credit (the “Oxford Line of Credit”). On October 17, 2024, the Company terminated the Loan Agreement and the Note. As of the date of termination, the Company had no outstanding amounts owed to Oxford and paid a termination fee of $40,000.

Amended Bylaws

On October 18, 2024, the Company amended its Amended By-laws (the “By-law Amendment”), for the purpose of reducing the quorum required to hold meetings of the stockholders of the Company (the “Quorum Requirement”). The By-law Amendment reduced the Quorum Requirement from a majority to thirty-three and one-third percent (33 1/3%) of the voting power of the shares of stock issued and outstanding and entitled to vote at the meeting. The By-law Amendment was approved by the Board of Directors of the Company on October 18, 2024.

Share Repurchase

On November 1, 2024, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with Regalia Ventures LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company agreed to repurchase from the Seller an aggregate of 1,098,901 issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”). Pursuant to the terms of the Repurchase Agreement, the Company has agreed to repurchase from the Seller, and the Seller has agreed to sell, assign and transfer to the Company, all of the Seller’s right, title and interest in and to the Shares, at a price per Share equal to the higher of: (1) the closing price of the common stock on the last trading day immediately preceding the date of the Repurchase Agreement; or (2) the highest volume weighted average price (VWAP) of the common stock during a pricing period of ten (10) consecutive trading days prior to the date of the Repurchase Agreement per share (the “Purchase Price”), and the Company shall issue to the Seller a promissory note in the principal amount equal to the Purchase Price, substantially in the form attached to the Repurchase Agreement as Exhibit A (the “Note”), and subject to terms and conditions therein.

The shares of common stock to be repurchased were originally issued to the Seller on November 21, 2023, pursuant to a certain stock purchase agreement, dated November 20, 2023.

As of the date of this filing, the repurchase of the shares has not yet closed.

Results of Operations

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net sales as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	77.6%	76.6%	79.3%	75.6%
Operating Expenses	10.5%	22.8%	67.1%	44.8%
Income (Loss) from Operations	11.8%	0.6%	-46.4%	-20.4%
Other (Expenses) Income, Net	-2.7%	-0.1%	-2.1%	2.9%
Income (Loss) Before Income Tax Provision	9.1%	0.5%	-48.5%	-17.5%
Income Tax Provision	0.0%	0.0%	0.0%	-6.8%
Net Income (Loss)	9.1%	0.5%	-48.5%	-24.3%

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Net Sales

Net sales for the three months ended September 30, 2024, decreased to approximately $10,622,000 from approximately $15,931,000 representing a decrease of approximately $5,309,000 as compared to the three months ended September 30, 2023. The decrease was primarily due to lower overall sell-through results during the prior year holiday season, mostly with our largest customer, Walmart, which in turn reduced their forecast for the upcoming holiday season resulting in decreased stock purchases.

Gross Profit

Gross profit for the three months ended September 30, 2024 decreased to approximately $2,375,000 from approximately $3,734,000 representing a decrease of approximately $1,359,000 as compared to the three months ended September 30, 2023. The decrease in gross profit was primarily due to the decrease in net sales as described above.

Operating Expenses

During the three months ended September 30, 2024, total operating expenses decreased to approximately $1,118,000, compared to approximately $3,628,000 during the three months ended September 30, 2023. This represents a decrease in total operating expenses of approximately $2,510,000 from the three months ended September 30, 2023. The Company wrote off the remaining operating lease liability on the hospitality Lease Agreement due to a termination Settlement Agreement and recognized a gain on early termination of the operating lease of approximately $3,874,000 as the related right of use asset had already been written off as impaired in the previous quarter. Selling expenses decreased by approximately $516,000 of variable and discretionary selling expenses commensurate with the decrease in net sales as described above. These decreases in operating expenses were offset by increases in stock-based consulting expenses of approximately $426,000 and increased third-party logistics costs of approximately $213,000 associated with the closing of the Company’s logistics warehouse in the prior year. In addition, there was an increase in operating expenses of approximately $816,000 related to the asset acquisition agreement of SemiCab.

Other Expenses (Income)

Other expenses consisted of interest expense of approximately $283,000 for the three months ended September 30, 2024, as compared to interest expense of approximately $53,000 for the three months ended September 30, 2023. The increase in interest expense of approximately $230,000 was primarily due to interest incurred on debt from the recently acquired asset purchase of SemiCab. There was a gain on the disposal of warehouse equipment of approximately $44,000 associated with the closing of the logistics facility in California during the three months ended September 30, 2023.

Income Taxes

For the three months ended September 30, 2024 and 2023 the Company did not recognize any income tax provision. The Company is not recognizing any tax provision for the three months ended September 30, 2024 as the Company is not forecasting any taxable income for the current year and had a loss before income tax benefit in the previous year. The Company’s income tax expense differs for the expected tax benefit based on statutory rates primarily due history of losses and forecasts that suggest the Company will not be able to utilize any deferred tax assets in the future.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Net Sales

Net sales for the nine months ended September 30, 2024, decreased to approximately $15,488,000 from approximately $21,939,000 representing a decrease of approximately $6,451,000 as compared to the nine months ended September 30, 2023. The decrease was primarily due to lower overall sell-through results during the prior year holiday season, mostly with our largest customer, Walmart, which in turn reduced their forecast for the upcoming holiday season resulting in decreased stock purchases.

Gross Profit

Gross profit for the nine months ended September 30, 2024 decreased to approximately $3,201,000 from approximately $5,357,000 representing a decrease of approximately $2,156,000 as compared to the nine months ended September 30, 2023. The decrease in gross profit was primarily due to the decrease in net sales as described above. Gross margins for the nine months ended September 30, 2024 were 20.7%, as compared to 24.4% for the nine months ended September 30, 2023. The primary reason for the decrease in gross profit margin was due to a product mix of excess inventory that was sold at margins significantly lower than current active products.

Operating Expenses

During the nine months ended September 30, 2024, total operating expenses increased to approximately $10,386,000 compared to approximately $9,829,000 during the nine months ended September 30, 2023. This represents an increase in total operating expenses of approximately $557,000 for the nine months ended September 30, 2023. The increase in total operating expenses was primarily due to an increase in stock-based consulting expenses of approximately $426,000 and an increase in operating expenses of approximately $816,000 related to the asset acquisition agreement of SemiCab. These increases were offset by a decrease in variable and discretionary selling expenses of approximately $596,000 commensurate with the decrease in net sales as described above.

Other (Expenses) Income, net

Other expenses, net increased to approximately $328,000 for the nine months ended September 30, 2024 as compared to other income, net of approximately $626,000.

There was interest expense of approximately $328,000 for the nine months ended September 30, 2024 as compared to interest expense of approximately $122,000. The increase in interest expense of approximately $206,000 was primarily due to interest incurred on debt from the recently acquired asset purchase of SemiCab. During the nine months ended September 30, 2023, there was a refund of approximately $704,000 from the Employee Retention Credit program and a gain on the disposal of warehouse equipment of approximately $44,000 associated with the closing of the logistics facility in California.

Income Taxes

For the nine months ended September 30, 2024, the Company did not recognize any income tax provision as the Company is not forecasting any taxable income for the current year. The Company’s income tax provision for the nine months ended September 30, 2023, was approximately $1,502,000 as the Company recognized a full valuation allowance on all of its deferred tax assets based on the recent history of losses and forecasts that suggested the Company would not be able to utilize the deferred tax assets in the future. The Company’s income tax expense differs for the expected tax benefit/expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the nine months ended September 30, 2023.

Liquidity and Capital Resources

The Company incurred a net loss of approximately $7,247,000 for the nine-month period ended September 30, 2024, and has a history of recurring losses.

On September 30, 2024, we had cash on hand of approximately $621,000 as compared to approximately $6,703,000 on December 31, 2023. The decrease in cash on hand of approximately $6,082,000 from December 31, 2023, was primarily due to approximately $7,069,000 used in operations. We advanced approximately $776,000 to SMCB for prepaid services under a service agreement (See Note 5). There was a decrease in refunds due to customers of approximately $1,968,000 which included payment of approximately $768,000 to one major customer for refunds due for overstock returned by the customer in the prior year. There was a seasonal increase in reserves for sales returns of approximately $1,180,000. These uses of cash were offset by proceeds of approximately $1,489,000 for the sale of its common stock and a decrease in trade and related party accounts receivable of approximately $3,158,000. As of September 30, 2024, we had deficit working capital of approximately $2,082,000.

On September 30, 2023, we had cash on hand of approximately $3,213,000 as compared to $2,795,000 as of December 31, 2022. The increase in cash on hand of approximately $418,000 was primarily due to approximately $760,000 provided by operating activities primarily due to peak seasonal increases of accounts payable of approximately $10,442,000 primarily due to factory vendors offset by seasonal increases in accounts receivable of approximately $3,982,000, inventories or approximately $3,424,000 accrued expenses related to seasonal accruals for estimated returned goods and co-op incentive program expenses, approximately $1,132,000. Net cash used investing activities for the purchase of molds and tooling was approximately $163,000. Net cash used in financing activities was approximately $234,000. While the Company received proceeds from the exercise of common stock warrants and issuance of common stock (net of offering costs) of approximately $1,640,000, this increase in financing activities was offset by repayment of revolving credit lines of credit and other debt of approximately $1,874,000 during the nine months ended September 30, 2023.

As previously reported on Form 8-K filed on August 30, 2024, on August 26, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that its stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 did not meet the minimum of $2,500,000 in stockholders’ equity required by NASDAQ Listing Rule 5550(b)(1) (the “Equity Rule”) for continued listing, or the alternatives of market value of listed securities or net income from continuing operations. Pursuant to the Equity Rule, the Company submitted a plan to regain compliance with the Equity Rule.

On November 13, 2024, the Company filed a Form 8-K stating that it believed it regained compliance with the Equity Rule. As disclosed herein, the Company reported stockholders’ equity of approximately $2.7 million.

NASDAQ has advised the Company that it will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

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

During the fiscal quarter ended September 30, 2024, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On September 25, 2024, the Company entered into a Settlement Agreement for a full release and dismissal of the complaint within 5 business days of the Company’s payment of $250,000. Pursuant to the Settlement Agreement, the Company made the first payment of $150,000 was made on September 25, 2024 and a final payment of $100,000 was due and paid on October 25, 2024. On October 29, 2024 the Landlord filed a discontinuance with prejudice.

Blue Yonder, Inc. Lawsuit

Pursuant to the asset purchase agreement with SemiCab, the Company assumed a judgement against SemiCab regarding damages resulting from contract breach for IT subscription-based services. On March 28, 2020, SemiCab entered into a service contract and agreement with Blue Yonder, Inc. (“Blue Yonder”) for certain IT subscription-based services. The original term of the agreement was for three years, at a price of $100,000 per year, for a total of $300,000. On June 21, 2023, Blue Yonder filed a lawsuit claiming damages in the amount of $275,000 with the Maricopa County Superior Court in Arizona (“Lawsuit”). The suit was found in favor of Blue Yonder in the amount of $509,119, subject to two separate milestone payments that would otherwise deem the entire balance due satisfied if either milestone payment is made by the Company. The first milestone payment for $175,000 and was due on July 1, 2024 and was not made. In the event this payment is made, the remaining settlement shall be deemed satisfied. If this payment is not made, the Company shall owe a total of $225,000 by October 1, 2024. In the event this payment is made, the remaining settlement shall be deemed satisfied. If neither payment is made, Blue Yonder shall be entitled to execute the full $509,119 beginning January 1, 2025. As of the date of this filing, none of the scheduled payments have been made. A liability of $509,119 has been recorded as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

Derivative Action

On December 21, 2023, Ault Lending, LLC, a wholly owned subsidiary of Ault Alliance, Inc. (“Ault”), one of the Company’s largest shareholders, filed a derivative shareholder action in Delaware Chancery Court against the Company, its Directors, and other Company shareholders (The Stingray Group, Inc. and Regalia Ventures) (“the Defendants”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleges the Company, and its directors followed an inadequate process in evaluating the private placement transaction which occurred back in November 2023 and entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. The Company filed a motion to dismiss the complaint. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of the litigation and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action.

There were no other material changes during the quarter ended September 30, 2024, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-KT for the period ended December 31, 2023. There are no other relevant matters to disclose under this Item for this period. See Note 8 to our consolidated financial statements entitled “Commitments and Contingencies” which is incorporated in this item by reference.

ITEM 1A. RISK FACTORS

Not required for small reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of Incorporation dated August 27, 2024 (incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on September 6, 2024).

3.2	Amendment No. 1 to Amended By-laws, effective October 18, 2024 (incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on October 21, 2024).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.2	Form of Original Issue Discount Senior Secured Note (incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.3	Form of Guarantee (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.4	Stock Repurchase Agreement dated November 1, 2024 (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 7, 2024).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: November 19, 2024	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard Perez
Richard Perez
Chief Financial Officer
(Principal Financial and Accounting Officer)

