Form 10-K
period 2024-12-31
Algorhythm Holdings, Inc.
filed 2025-04-15
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number:	001-41405

ALGORHYTHM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309

(Address of principal executive offices) (Zip Code)

(954) 596-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	RIME	The Nasdaq Stock Market LLC

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price for the common stock on such date of $232, as reported on the Nasdaq Stock Market, was $4,185,048.

As of April 14, 2025, there were on 2,394,829 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth and implement our business plan;

●	our ability to attract and retain management

●	market acceptance of our products and services

●	the cost of equipment and supplies;

●	labor shortages and changes in employee compensation costs;

●	shortages or interruptions in the availability and delivery of equipment and supplies;

●	our ability to maintain and increase the value of our businesses;

●	changes in consumer preferences;

●	our ability to incorporate new and changing technologies;

●	the impact of inflation and other pricing pressures on our business;

●	the affect of competition and consolidation in the industries in which we operate;

●	the impact of any failure of our information technology system, any breach of our network security, and any security breaches of confidential customer information;

●	our ability to comply with applicable international, federal, state and local laws and regulations;

●	our ability to protect our trademarks and other intellectual property;

●	our ability to obtain debt, equity or other financing on favorable terms, or at all;

●	the condition of the securities and capital markets generally;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected;

●	other economic, competitive, governmental (including new tariffs), legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations and pricing;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

Item 1. Business.

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our,” and Algorhythm refer to Algorhythm Holdings, Inc. and its consolidated subsidiaries.

Unless otherwise expressly provided in this Annual Report, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents set forth herein relating to our common stock have been adjusted to give effect to a reverse stock split of our common stock in a ratio of 1-for-200 effected on February 10, 2025.

Overview

We are an AI technology and consumer electronics holding company with two primary business units – SemiCab and Singing Machine. SemiCab is an artificial intelligence (“AI”) enabled software logistics business operated through our subsidiary, SemiCab Holdings, LLC. Singing Machine is a home karaoke consumer products business that designs and distributes karaoke products globally to retailers and ecommerce partners through our subsidiary, The Singing Machine Company, Inc.

Our operations include our wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“Singing Machine”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”), and MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”), and our 80%-owned subsidiary, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”).

SemiCab

SemiCab is a cloud-based Collaborative Transportation Platform built to achieve the scalability required to predict and optimize loads and the use of trucks. To orchestrate collaboration across manufacturers, retailers, distributors, and their carriers, SemiCab uses real-time data from AI-based load tendering and pre-built integrations with TMS and ELD partners. To build fully loaded round trips, SemiCab uses AI/ML techniques and advanced predictive optimization models.

Since 2020, SemiCab has enabled major retailers, brands and transportation providers to address their transportation needs. SemiCab’s Orchestrated Collaboration™ AI model has proven to increase transportation capacity, improve asset utilization, reduce empty miles, lower logistics costs, and provide visibility into the entire transportation network. Models show that the technology has the capability of reducing costs through optimization. Additionally, SemiCab’s technology has the potential to play a key role in the improved sustainability model. Based on its proven ability to improve truck utilization rates, this could result in a dramatic reduction in the carbon footprint of the industry. The optimization of existing truck utilization can add trucking capacity without adding more trucks, drivers or driven miles which addresses common problems plaguing the industry like severe driver shortage and road congestion. Trucking optimization could also reduce carbon emissions attributable to road freight.

Singing Machine

Through Singing Machine, we engage in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We are a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products are among the most widely available karaoke products internationally.

Our mission is to “create joy through music.” To deliver on this mission, we are focused on a multi-prong approach. In the short-term, we seek to improve profitability by optimizing operations and continue to expand gross margins. In the mid-to-long-term, we seek to continue to expand our business into new verticals including automotive and connected-TV devices and grow our global distribution for our consumer karaoke products.

Recent Events and Developments

Change in Fiscal Year

During 2023, our board of directors approved a change in our fiscal year end from March 31 to December 31.

Asset Purchase

On July 3, 2024, we completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SemiCab, Inc. for a purchase price consisting of 3,210 shares of our common stock and a 20% membership interest in SemiCab Holdings.

Hospitality Lease

On August 23, 2023, MICS NY entered into an agreement of lease with OAC 111 Flatiron, LLC and OAC Adelphi, LLC (collectively, the “Landlord”) pursuant to which MICS NY agreed to lease 10,000 square feet of ground floor retail space and a portion of the basement underneath the ground floor retail space in the property located at 111 West 24th Street, New York, New York. It was our intention to use this space as a new karaoke venue, offering immersive karaoke technology and audio-visual capabilities, with restaurant and bar offerings. Due to a lack of funding, however, we initiated termination of the lease in March 2024.

On July 26, 2024, the Landlord filed a civil action in the Supreme Court of the State of New York against us and MICS NY for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleged that we and MICS NY breached the lease in various material respects.

On September 25, 2024, we and MICS NY entered into a settlement agreement with OAC Flatiron and OAC Adelphi for a full release and dismissal of the complaint that became effective within five business days of our payment of $250,000 to OAC Flatiron and OAC Adelphi. We made full payment of the settlement amount on October 25, 2024, and OAC Flatiron and OAC Adelphi filed a discontinuance with prejudice with the court on October 29, 2024.

Oxford Credit Facility

On March 28, 2024, we entered into a loan agreement and related revolving credit note with Oxford Commercial Finance (“Oxford”) for a $2,000,000 revolving line of credit. On October 17, 2024, we terminated the loan agreement and note and paid them a termination fee of $40,000. As of the date of termination, we had no outstanding amounts owed to Oxford.

Name and Symbol Change

Effective September 5, 2024, our Certificate of Incorporation was amended to change our name from “The Singing Machine Company, Inc.” to “Algorhythm Holdings, Inc.” In addition, effective September 8, 2024, our ticker symbol was changed from “MICS” to “RIME.”

Amended Bylaws

On October 18, 2024, we amended our bylaws to reduce the quorum necessary to hold stockholder meetings from a majority of the voting power of the shares of our common stock that are issued and outstanding to 33 1/3% of the voting power of the shares of our common stock that are issued and outstanding.

Private Placement

On October 22, 2024, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to each purchaser: (i) an original issue discount senior secured note with a principal amount equal to such purchaser’s subscription amount divided by 0.85, and (ii) a number of shares of our common stock equal to (x) 2,300,000, multiplied by (y) such purchaser’s subscription amount, divided by (z) $2,000,000. The Offering closed on October 24, 2024. At the closing, we issued to the purchasers an aggregate of 2,300,000 shares of our common stock and notes in the aggregate principal amount of $2,352,941 for total proceeds of $2,000,000 net of original issue discount of $352,941. Univest Securities served as the placement agent in the offering and received seven percent of the gross proceeds received by us and reimbursement of the legal fees of its counsel. We repaid all of the notes in December 2024.

Regalia Ventures Share Repurchase

On November 1, 2024, we entered into a stock repurchase agreement with Regalia Ventures LLC, a Delaware limited liability company (“Regalia Ventures”), pursuant to which we agreed to pay $472,527 to repurchase 5,495 shares of our common stock that Regalia Ventures had previously purchased from us on November 20, 2023. We agreed to issue a promissory note to Regalia Holdings in the principal amount of the purchase price of the shares at the closing of the transaction. On February 18, 2025, the date of the closing of the transaction, we issued a promissory note to Regalia Holdings in the amount of $472,527. On February 27, 2025, we paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who serves as a member of our board of directors.

Stingray Group Share Repurchase

On December 3, 2024, we entered into a stock repurchase agreement with Stingray Group, Inc., a Canadian corporation (the “Stingray Group”), pursuant to which we agreed to pay $285,714 to repurchase 5,495 shares of our common stock that Stingray Group had previously purchased from us on November 20, 2023. We agreed to issue a promissory note to Stingray Group in the principal amount of the purchase price of the shares at the closing of the transaction. On February 18, 2025, the date of the closing of the transaction, we issued a promissory note to Stingray Group in the amount of $285,714. On April 3, 2025, we paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of our board of directors.

Public Offering of Securities

On December 4, 2024, we sold 21,000 shares of our common stock and pre-funded warrants to purchase 258,412 shares of our common stock in lieu of receiving shares of common stock to accredited investors. Each share of our common stock, or pre-funded warrant in lieu thereof, was sold together with a Series A warrant to purchase one share of our common stock and a Series B warrant to purchase one share of our common stock, at an offering price of $34 per share of common stock or pre-funded warrant. Univest Securities, LLC (“Univest Securities”) served as our exclusive placement agent in connection with the offering. We paid Univest Securities a cash fee equal to seven percent of the aggregate gross proceeds received in the offering and a non-accountable expense allowance equal to one percent of the aggregate gross proceeds received in the offering. We also reimbursed Univest Securities for various expenses incurred in connection with the offering. We received net proceeds of $8,565,000 from the offering, after deducting placement agent fees and other offering expenses.

Registered Direct Offering of Securities

On December 18, 2024, we sold 120,337 shares of our common stock to institutional investors in a registered direct offering at a purchase price of $16.62 per share. Univest Securities served as our exclusive placement agent in connection with the offering. We paid Univest Securities a cash fee equal to eight percent of the aggregate gross proceeds received in the offering. We reimbursed Univest Securities for various expenses incurred in connection with the offering. We received net proceeds of $1,665,000 from the offering, after deducting placement agent fees and other offering expenses.

Reverse Stock Split and Increase in Authorized Shares

On January 13, 2025, our stockholders voted to authorize our board of directors to effect a reverse stock split of the outstanding shares of our common stock at a specific ratio within a range of 1-for-10 to a maximum of 1-for-250 and to amend our certificate of incorporation to increase the number of authorized common stock from 100,000,000 to 800,000,000 shares. On January 14, 2025, our board of directors approved a reverse stock split of 1-for-200 ratio and approved the filing of a certificate of amendment to our certificate of incorporation to effect the reverse stock split and to increase our authorized shares of common stock from 100,000,000 to 800,000,000. The reverse stock split took effect on February 10, 2025.

Appointment of Chief Financial Officer & General Counsel

On February 13, 2025, our board of directors appointed Alex Andre to serve as our Chief Financial Officer and General Counsel. He replaced Richard Perez, who was terminated as our Chief Financial Officer on that same date.

Our Product Portfolio

Our product portfolio consists of our Singing Machine karaoke products and our SemiCab AI logistics and distribution services.

Singing Machine Karaoke Product Offerings

Karaoke Machines

Our karaoke products are sold directly to distributors and retail customers under our flagship Singing Machine brand name and are offered at affordable price points that we believe deliver great value to our customers. All of our karaoke products are Bluetooth® enabled to allow access to digital music content via our mobile apps available on iOS and Android platforms. Our core karaoke line offers advanced features, including but not limited to, enabling customers to output video to a TV screen, correcting singer’s pitch in real-time with our proprietary PitchLab™ technology, streaming karaoke content directly to the machine via WiFi, casting karaoke songs from a mobile device to our karaoke machines through our SingCast™ casting technology, singing duets, and displaying scrolling lyrics in-time with the song. Our products are sold directly to consumers via our retail channels, ecommerce, our own website, and distributors worldwide.

Licensing Arrangements.

We offer innovative Carpool Karaoke Microphone that works specifically in the car. In 2019, we entered into a 3-year license agreement with CBS® for its Carpool Karaoke brand, made popular by James Corden on The Late Show with James Corden. This license agreement with CBS expired on September 30, 2022. On February 28, 2023, we renewed this license agreement for an additional three years. On March 16, 2023, we entered into a three-year license agreement with Sesame Street Workshop for its Sesame Street brand for karaoke and singalong toy products, effective January 1, 2023. Through this license agreement, we develop and offer for sale all the iconic and beloved Sesame Street characters like Elmo, Big Bird, Cookie Monster, Abby Cadabby, and many more.

Microphones and Accessories

We offer a line of traditional microphone accessories that are compatible with our karaoke machines. These microphones feature an assortment of colors, come wired or wireless, and may include new features like party lighting and voice changing effects. We also offer portable Bluetooth microphones which are marketed under our Party Machine brand.

Singing Machine Kids Youth Electronics

We have a children’s line of products offered under our Singing Machine Kids brand that have fun music entertainment features designed specifically for children. Our products for children introduce singing and music entertainment for young singers and offer advanced features, such as voice changing effects, recording, Bluetooth compatibility, and portability.

Automotive Technology

We intend to enter the connected vehicle karaoke device market through a partnership that we have with Stingray Group. We have developed microphone hardware utilizing our PitchLab™ technology to offer integrated wireless microphones for connection with major automotive brand’s vehicles. We are currently in discussions with many automotive brands to offer these products.

Music Subscriptions

In conjunction with Stingray Group, we offer karaoke music subscription services for the iOS and Android platforms as well as a web-based download store and integrated streaming services for our hardware. We currently offer almost 20,000 licensed karaoke songs in the catalog.

SemiCab AI Logistics and Distribution Services

Transportation Services

SemiCab offers transportation services to shippers and brokers that deliver products for retailers and manufacturers. SemiCab primarily focuses on full truck load and over-the-road transportation services. SemiCab’s services are sold directly to shippers via bids for transportation services. These bids are typically awarded for a selected number of routes for a pre-determined period of time, normally up to a year.

SaaS Subscription for Shippers

This service category consists of a SaaS based platform subscription for shippers that enables them to better manage their freight network by creating optimal lane bundles for bidding and optimized execution of loads with better control over their data and analytics.

Saas Subscription for Brokers

SemiCab also offers a software-as-a-service (“SaaS”) based platform subscription for logistics brokers that enables them to better manage their operations for transportation execution. The subscription primarily covers shipper management, carrier management, document management, load operations management, invoicing, integration services, and reporting and analytics.

Product Development and Design

Singing Machine Karaoke Product Offerings

Product development is a key element of our strategic growth plan for our karaoke products. We strive to deliver many new, exciting consumer products to market every single year to retain and strengthen our presence in consumer karaoke products. Strategic product development is done in-house from our corporate headquarters in Fort Lauderdale, FL where we identify new potential categories, features, and price points. Products are created in conjunction with contract product designers and inventors in collaboration with our contract manufacturers in China to deliver products that represent tremendous value to our customers. In addition to new products, we always look for ways to improve existing products to hit more affordable price points or improve features based upon market feedback.

SemiCab AI Logistics and Distribution Services

For our SemiCab logistics and distribution services, we are focused on expanding and enhancing our SemiCab platform to provide better transportation services to our customers as well as to automate operational processes. The objective of these additions and enhancements is to build additional functionality and improve or automate existing functions. This will make us more efficient, lower the costs of operation, provide consistent and reliable services, and reduce potential human error in its processes targeting the transportation execution and billing. We maintain a small, dedicated software development team in India to build, host, maintain and enhance our SemiCab platform.

Suppliers and Manufacturing

Singing Machine Karaoke Product Offerings

We source our karaoke products from a variety of contract manufacturers in southern China. We are not dependent on any one supplier as we use multiple manufacturers to make our products. We maintain a Hong Kong office that provides us with factory management, sourcing, quality control, engineering, and product development. We buy finished goods from our suppliers and generally do not source raw materials for manufacturing, however in limited circumstances where we develop proprietary hardware and software, we will secure the proprietary circuits and provide them to our contract manufacturers for assembly into the final product. While we are not responsible for sourcing raw materials, we rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for assembly into our final products.

Our karaoke products are manufactured by our contract manufacturers and are either shipped via ocean vessels to our two third-party logistics (“3PL”) warehouses located in California and Canada or we utilize a direct import program where our retail customers coordinate to pick up the goods FOB China. The direct import program allows our customers to take advantage of better ocean container rates through bigger volume and allows us to bypass our 3PL warehouses. We sell directly to retail customers and independent channels in Canada from our 3PL warehouse in Canada. Historically, most of our customers pick up goods from our warehouse (freight collect).

On August 31, 2023, the lease at our Ontario, California warehouse facility expired and was not renewed. Instead, we outsourced this business function by entering into a service agreement with a 3PL company to provide domestic and Canadian warehousing services, effective September 1, 2023.

SemiCab AI Logistics and Distribution Services

We do not utilize any suppliers or manufacturers in connection with our SemiCab logistics and distribution services.

Sales and Marketing

Singing Machine Karaoke Product Offerings

Our karaoke products are marketed and sold through our direct sales team, working in conjunction with independent sales representatives that provide sales and customer support for our retail customers in North America. We seek to expand our direct-to-consumer sales, which we believe will increase overall gross margins and increase brand awareness. Sales are recognized upon transfer of title to our customers and are made utilizing standard credit terms of 60 to 90 days. Our sales terms indicate that we only accept returns for defective merchandise, however we have accepted overstock returns from our retail partners in the past.

Marketing, promotion, and consumer engagement are key elements in the youth electronics, toy, and music categories. Historically, a significant percentage of our promotional spending has been structured as co-op promotion incentives with our large retail partners. We continue to focus our marketing efforts on growing brand awareness among our target consumer demographic, optimizing marketing investments, and executing an integrated marketing strategy. We believe that an important component of our future growth is based on speaking to the right customer, with the right content, in the right channel, at the right time. We have implemented online marketing, social media, and digital analytics tools, which allow us to better measure the performance of our marketing activities, learn from our consumers, and receive valuable insights into industry and competitor activities.

Customer service is a critical component of our marketing strategy for our karaoke products. We maintain a U.S.-based internal customer service department within our corporate headquarters that responds to customer inquiries, investigates, and resolves issues, and is available to assist customers and consumers during business hours.

SemiCab AI Logistics and Distribution Services

Our SemiCab logistics and distribution services are sold through our direct sales team who work with shippers, participate in preparing and submitting transportation bids, and onboard shippers and customers to start operations. While the transportation services contracts are signed for longer durations, generally up to a year, revenue from these services is recognized only after the loads from shippers are executed and delivered by us.

Our platform subscriptions are sold through resellers. Sales are recognized on a rolling monthly basis aligned with SaaS revenue models.

SemiCab uses limited marketing and promotions at this time as it is primarily focused on creating name recognition and visibility through appropriate social media channels, blogs, and press releases to share industry awards and customer acquisition news.

Competition

Singing Machine Karaoke Product Offerings

With respect to our karaoke products, the youth electronics, toy, and music industries have many participants, none of which have a dominant market share, though certain companies may have disproportionate strength in specific product categories. We compete with a number of different companies in a variety of categories, although there is no single company that competes with us across all of our product categories. Our largest direct competitors are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, and Ion® Audio. The primary methods of competition in the industry consist of brand positioning, product innovation, quality, price, and timely distribution. Our competitive strengths include our ability to develop innovative new products and features, speed to market, our relationships with major retailers, and the quality and pricing of our products.

SemiCab AI Logistics and Distribution Services

In the AI logistics and distribution space, we compete with traditional and non-traditional logistics companies, including transportation providers that own equipment, third-party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We win business by providing reliable services at lower costs and creating an industry-wide network that can operate more efficiently with less empty miles than the industry norm, thus creating a more sustainable transportation network for the entire industry.

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

Customers

Singing Machine Karaoke Product Offerings

We operate across geographically diverse marketplaces and sell our karaoke products globally to large, national retailers as well as independent retailers, on our retailer’s websites, and our own direct to consumer website. In North America, our customers include Amazon, Costco, Sam’s Club, Target and Wal-Mart. Our largest international territories are the U.K. and Australia, where we sell through international distributors. We also sell to select international retail customers in geographic locations where we do not have a direct sales presence.

Sales to our top five customers and top three customers collectively in our karaoke business comprised 79% and 81% of our revenue, respectively, for the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023, respectively. We have no long-term contracts with these customers, and as a result, our success depends heavily on our customers’ willingness to purchase and provide floor or shelf space for our products.

SemiCab AI Logistics and Distribution Services

In the logistics industry, we provide our contract-based, long-haul, full truckload transportation services in the United States. We offer our services to any shipper that may need such services on an ongoing basis. Our customers include Staples and Pepsi.

Seasonality

Singing Machine Karaoke Product Offerings

We experience heightened seasonal demand for our karaoke products, typically beginning in late July, and extending into early November of each calendar year, which is accounted for in our quarters ended September 30th and December 31st. Transportation demand is also seasonal by nature. In the US, freight demand typically increases before the holidays and reduces after the holiday season is over. The agricultural produce seasons may also affect the freight markets. In India, agricultural and festival seasons drive the market seasons for freight.

SemiCab AI Logistics and Distribution Services

In the AI logistics and distribution space, the transportation industry not only experiences seasonality, but it is cyclic as well and goes through regular boom and bust cycles. Capacity falls when demand and prices are high. By contrast, smaller operators go out of business when supplies build up and depress prices.

Regulatory Matters

Singing Machine Karaoke Product Offerings

Each of our karaoke products are designed to comply with all applicable mandatory and voluntary safety standards. In the United States, these safety standards are promulgated by federal, state and independent agencies such as the United States Consumer Product Safety Commission, ASTM International, the Federal Communications Commission, and various states Attorney Generals and state regulatory agencies. All of our products are independently tested by third party laboratories accepted by the Consumer Product Safety Commission to verify compliance to applicable safety standards. A similar approach is used to design and test products sold internationally.

SemiCab AI Logistics and Distribution Services

With respect to our SemiCab AI logistics and distribution services, the transportation industry in the Unites States is regulated by the Department of Transportation. This federal agency mandates licensing, insurance and service requirements on the operators in this industry.

Employees

As of April 14, 2025, we had a total of 25 employees. None of our employees are represented by a collective bargaining unit or is a party to a collective bargaining agreement.

Available Information

We file reports and other materials with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. We make available free of charge through our website at https://ir.algoholdings.com/investor-filings#/ all materials that we file electronically with the SEC as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. These materials are also available on the SEC’s website at www.sec.gov.

The information contained on, or accessible through, our website and the SEC’s website does not constitute a part of this report. The inclusion of our website and the SEC’s website in this report is an inactive textual reference only.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to us, our industry and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Financial Condition

We have a history of losses, we can provide no assurance that we will ever become profitable, and our auditors concluded that there is substantial doubt about our ability to continue as a going concern.

We incurred net losses available to common stockholders of $23,257,000 ended December 31, 2023, and had accumulated deficits of $49,172,000 and $25,915,000 as of December 31, 2024 and 2023, respectively. In addition, net cash used by operating activities was $8,556,000 for the year ended December 31, 2024. Based upon this and our internally generated cash flow projections, our auditors concluded that there is substantial doubt about our ability to continue as a going concern for the next 12 months. Our future profitability is dependent upon our ability to successfully execute upon our business plan. We can provide no assurance that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, we may continue to generate losses in the future and, in the extreme case, may need to discontinue operations.

We will need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources will not be sufficient to sustain our current operations for the next 12 months. As a result, we will need to obtain additional capital through external sources of financing. We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

While we are optimistic about our ability to raise sufficient funds to continue our operations for at least one year after the date of this report, we have not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. Our ability to obtain additional capital will be subject to a number of factors, including maintenance of our listing on the Nasdaq Stock Market (“Nasdaq”), market conditions and our operating performance. These factors may make the timing, amount, terms or conditions of any proposed future financing transactions unattractive to us. If we cannot raise additional capital when needed, or if such capital cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, take advantage of future acquisition opportunities, respond to competitive pressures or unanticipated events, or otherwise execute upon our business plan. This may adversely affect our business, financial condition and results of operations and, in the extreme case, cause us to discontinue operations.

Risks Related to Our Company

Our growth could strain our personnel and infrastructure resources.

We expect to enter a stage of rapid growth in our operations which could place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. Our existing management systems, financial and management controls, and information and reporting systems and procedures may not be adequate to support our expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, controls and procedures and to locate, hire, train and retain qualified management and operating personnel. If we fail to successfully manage our growth, we may be unable to execute upon our business plan, which could have an adverse effect on our business, financial condition and results of operations.

Strategic acquisitions and other transactions that we complete in the future could prove difficult to integrate, disrupt our business, adversely affect our operating results and dilute stockholder value.

On July 3, 2024, we completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SemiCab, Inc., which was the owner of the United States component of our AI logistics and distribution business. We may continue to expand our business through the acquisition of additional businesses in the future.

To successfully execute any acquisition or development strategy, we need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms, obtain appropriate financing, and successfully integrate any businesses and assets acquired. Any acquisition or development transaction that we pursue, whether or not successfully completed, will subject us to numerous risks and uncertainties, including:

●	our ability to accurately assess the value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability of the target businesses and assets;
●	our ability to complete the transaction and integrate the operations, technologies, services and personnel of any businesses or assets acquired;
●	the costs associated with the completion of the transaction and the integration of the businesses or assets acquired;
●	our ability to generate sufficient revenue to offset the transaction costs and achieve projected economic and operating synergies;
●	the diversion of financial and management resources from existing operations and potential loss of key personnel;
●	the risks associated with entering new domestic markets and conducting operations where we have little or no prior experience;

●	the possible negative impact of the transaction on our reputation and the reputation of the business that we acquire; and
●	the effect of any limitations imposed by federal and state tax laws on our ability to use all or a portion of our pre-transaction net operating losses against post-transaction income.

If we fail to properly evaluate and execute any acquisition or development transactions that we are currently pursuing or will pursue in the future, our business, financial condition and results of operations could be seriously harmed. Additionally, we may be limited in our ability to evaluate such acquisitions as a result of incomplete or inaccurate information from the target businesses.

Future acquisitions may provide for additional contingent payments based on the achievement of performance targets or milestones. Management must exercise considerable discretion when estimating the fair value of contingent payments. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including a change in the forecast of net sales for the earn-out periods, may result in a change in the fair value of contingent consideration, and could have a material adverse impact on our results of operations. In addition, actual payments of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration. Further, these arrangements can impact or restrict the integration of acquired businesses and can, and frequently do, result in disputes, including litigation. Any such impact, restrictions or disputes could have a material adverse impact on our business and results of operations.

In addition, acquisition and development transactions could result in us issuing equity securities or short- or long-term debt to finance the transaction. The issuance of additional equity securities would result in dilution to our stockholders. The issuance of securities exercisable or convertible into shares of our common stock would result in dilution to our stockholders in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders. Future acquisition and development transactions could also result in us assuming debt obligations and liabilities and incurring impairment charges related to goodwill, investments and other intangible assets.

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our executive officers, including Gary Atkinson, who is our Chief Executive Officer, Alex Andre, who is our Chief Financial Officer and General Counsel, and Bernardo Melo, who is our Chief Revenue Officer. Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and have an adverse effect on our business, financial condition and results of operations.

Our failure or inability to enforce our trademarks, trade secrets and other proprietary rights could adversely affect our competitive position or the value of our brands.

We own U.S. registered trademarks for many of the signs, designs and expressions that identify the products and services that we use in our business, including “The Singing Machine” and “SemiCab”. We also have common law trademark rights for certain of our proprietary marks and rely upon trade secrets to protect certain of our rights. We believe that our trademarks, trade secrets and other proprietary rights have significant value and are important to our business and competitive position. We, therefore, devote time and resources to the protection of these rights. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and consultants. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We cannot assure you that the protective actions that we have taken will successfully prevent unauthorized use or imitation of our intellectual property and proprietary rights by other parties. In the event third parties unlawfully use or imitate our intellectual property and proprietary rights, we could suffer harm to our image, brands and competitive position. If we commence litigation to enforce our intellectual property and proprietary rights, we will incur significant legal fees and may not be successful in enforcing our rights. Moreover, we cannot assure you that third parties will not claim infringement by us of their intellectual property and proprietary rights in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for management to defend, result in costly litigation, require us to enter into royalty or licensing agreements, or cause us to change existing menu items or delay the introduction of new menu items. As a result, any such claim could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending intellectual property rights on our products in international jurisdictions is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own products and, further, may export otherwise infringing products to territories where we have intellectual property rights, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our information technology systems or data, or those of our service providers or customers or users, could be subject to cyber-attacks or other security incidents, which could result in significant liability, reputational damage and other adverse consequences to us.

The ever-evolving threat landscape makes data security and privacy a critical priority. We maintain processes for key risk identification, mitigation efforts, and day-to-day management of risks, including cybersecurity risks. In addition, our third-party vendors have experience and expertise supporting mitigation of the potential cyber-attacks facing our organization and vulnerabilities facing our technology infrastructure and potential cyber-attacks.

Although it is difficult to determine the potential impacts from a cyber-attack or other security incident, we may experience negative impacts such as reputational harm, inability to retain existing customers or attract new customers, exposure to legal claims and government action, among others. In particular, given the interconnected nature of the supply chain and our significant presence in the industry, our AI logistics and distribution business may be an attractive target for such attacks. The impact of a cyber-attack or other security incident may have a material adverse impact on our financial condition, results of operations, availability of our systems, and growth prospects, which makes cybersecurity risk management of critical importance.

We have processes and programs in place to meet our global compliance obligations and work with our employees and teams across the globe to ensure security and data protection principles are integrated into the way we conduct our business. Notwithstanding this, our operations may be subject to successful breaches, employee malfeasance, or human or technological error. Any such acts could result in:

●	unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems;

●	theft of sensitive, regulated, or confidential data including personal information and intellectual property;

●	the loss of access to critical data or systems through ransomware, destructive attacks or other means; and

●	business delays, service or system disruptions or denials of service.

The occurrence of any of these acts could have a material adverse effect on our business, financial condition and results of operations.

The failure of our information technology systems could significantly disrupt the operation of our business.

We rely on information technology systems and networks as part of our business. As such, we could experience a material disruption to our operations if our internal computer systems and servers fail or suffer security breaches. The secure operation of our information technology, or IT, systems and networks as well as the secure processing and maintenance of information is critical to our operations and business strategy. Our ability to execute our business plan and to comply with regulatory requirements with respect to data control and data integrity depends, in part, on the continued and uninterrupted performance of our IT systems. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, we may experience electronic break-ins, computer viruses, sustained or repeated system failures, or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties for most of our management information systems and for other back-office functions.

We use third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to third-party service providers. The parties that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary for our operations. The failure of these parties to fulfill their support and maintenance obligations or service obligations could disrupt our operations. Furthermore, the outsourcing of certain of our business processes could negatively impact our internal control processes. Any such effects on our operations or internal controls could have an adverse effect on our business, financial condition and results of operations.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our franchisees or employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and results of operations and could result in litigation against us or the imposition of fines and penalties.

Any significant changes in U.S. trade or other policies that block, or restrict imports or increase import tariffs could have a material adverse effect on results of operations.

Our karaoke products are manufactured in southern China. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The U.S. government has assessed supplemental tariffs on certain goods imported from China, resulting in China’s assessment of retaliatory tariffs on certain imports of U.S. goods into China and block imports from Myanmar. In addition, the United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. U.S. trade policy continues to evolve in this regard. Such changes could prevent or make it difficult or more expensive for us to obtain our products, which could affect our sales. Further tariff increases could require us to increase prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon results of our operations.

Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East and other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption as a result of the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has lead to market disruptions, including significant volatility in credit and capital markets.

Russia’s military interventions in Ukraine have led to sanctions and other penalties being levied by the U.S., European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. In addition, the invasion of Ukraine and the resulting sanctions imposed on Russia have resulted in increased volatility in the financial markets and the markets for certain commodities including oil, which may significantly impact the manufacturers that we rely on.

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

High inflation and unfavorable economic conditions could negatively affect our business, financial condition and results of operations.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our products. Such heightened inflationary levels and economic conditions may negatively impact consumer disposable income and discretionary spending, negatively impacting our business, financial condition and results of operations.

We are exposed to the credit risk of customers who are experiencing financial difficulties and if these customers are unable to pay us, our revenue and results of operations will be adversely impacted.

We sell products to retailers, including national chains, warehouse clubs, department stores, lifestyle merchants, specialty stores, and direct mail catalogs and showrooms. Deterioration in the financial condition of our customers could result in these customers not being able to pay us for our products and services. This would have a negative impact on our revenue and results of operations.

We may have trouble hiring additional qualified personnel.

As we expand our product development and marketing activities, we will need to hire additional personnel and could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel could be intense due to the limited number of individuals who possess the skills and experience required by such an industry. We may not be able to afford, attract and retain quality personnel on favorable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their product or service ideas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

The industries in which we operate are subject to international, federal, state and local laws, compliance with which is both complex and costly.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws of the countries in which we do business. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in several jurisdictions that pose a high risk of potential FCPA violations and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws.

We are also subject to other laws and regulations governing our international operations, including regulations administered in the U.S. and in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations. We cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, and results of operations.

We can provide no assurance that we will be in full compliance with all applicable anticorruption laws, including the FCPA or other legal requirements. Any investigation of potential violations of the FCPA or other laws and regulations by the United States, the European Union or other authorities could have an adverse impact on our reputation, our business, results of operations and financial condition. Furthermore, should we be found not to be in compliance with the FCPA or other laws and regulations, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, as well as the accompanying legal expenses, any of which could have a material adverse effect on our business, financial condition and results of operations.

We could be party to litigation that could adversely affect us by diverting management attention, increasing our expenses and subjecting us to significant monetary damages and other remedies.

We are subject to various claims and legal actions arising in the ordinary course of our business. Such claims may be expensive to defend against and may divert resources away from our operations, regardless of whether they are valid or whether we are ultimately found liable. In the event we are found liable for any such claims, we could be required to pay substantial damages. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage that we have could result in us being required to pay substantial damages. Any adverse publicity resulting from these claims may also adversely affect our reputation, regardless of whether we are found liable. Any payments of damages or adverse publicity could have a material adverse effect on our business, financial condition and results of operations.

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

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payment of dividends or unlawful stock repurchases, or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

●	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation and bylaws provide that we will indemnify our officers and directors to the fullest extent permitted by law and that we will advance expenses incurred by any such persons in advance of the final disposition of any action or proceeding. We believe that these provisions are necessary to attract and retain qualified persons as officers and directors.

The limitation of liability in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. It may also reduce the likelihood of derivative litigation being brought against our officers and directors even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards pursuant to these indemnification provisions.

Our insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance that we believe is appropriate for a business of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against. Such losses could have a material adverse effect on our business and results of operations. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media and new social medial platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with customers and brand relevance.

Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms may be inaccurate or adverse to our interests, and we may have little or no opportunity to redress or correct the information. The dissemination of such information online, regardless of its accuracy, could harm our business, reputation and brands.

Other risks associated with the use of social media include improper disclosure of proprietary information, personal identifiable information and out-of-date information, as well as fraud, by our customers, employees, franchisees and business partners. The inappropriate use of social media by our customers, employees, franchisees or business partners could increase our costs, lead to litigation or result in negative publicity that could damage our business, reputation and brands.

An impairment in the carrying value of our fixed assets, intangible assets or goodwill could adversely affect our financial condition and results of operations

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived assets. Reaching a determination on useful life requires significant judgments and assumptions regarding the expected life, future effects of obsolescence, demand, competition, the level of required maintenance expenditures and the expected lives of other related groups of assets, as well as other economic factors, such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, we will have to recognize an impairment charge for the related asset. In the event we recognize any impairment charges in the future, such charges may have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be required to record goodwill in the event we acquire additional assets or businesses in the future. Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We review any goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others:

●	a significant decline in our expected future cash flows;

●	a sustained, significant decline in our stock price and market capitalization

●	a significant adverse change in legal factors or in the business climate;

●	unanticipated competition

●	the testing for recoverability of a significant asset group within a reporting unit; and

●	slower growth rates.

We will be required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Our business could be negatively affected by adverse weather conditions and acts of God, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as pandemics, oil spills and nuclear meltdowns. The occurrence of any such events in the future could cause substantial damage to our business and subject us to substantial repair costs that could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Karaoke Business

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

We will need to continue to enhance our karaoke machines and develop new machines to keep pace with competitive and technological developments and to achieve market acceptance for our products. At the same time, we will need to continue to identify and develop other products that may be different from our existing karaoke machines.

Our manufacturing operations are located in China, subjecting us to risks associated with the manufacturing and shipping of our products.

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

We rely principally on a limited number of contract ocean carriers to ship substantially all of our karaoke products that we import to our outsourced warehouse facility in Chino, California. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in California or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers’ receipt of our products. If our customers do not receive their products on a timely basis, they may cancel their orders or return the products to us. This would negatively impact our revenue and results of operations.

We rely upon third party suppliers for the components that are incorporated into our karaoke products and if we were unable to obtain these components as needed, our operations would be adversely affected.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of karaoke machines and our electronic products. We rely on third party suppliers to manufacture the parts and materials that are incorporated into these products. If our suppliers are unable to provide our factories with the components needed, we will be unable to manufacture our products. For example, there has been recent worldwide volatility in the supply of electronic chips due to the increased demand for semiconductors and we are currently competing with large companies to obtain these parts and could see production and shipment delays. We cannot guarantee that we will be able to purchase the components we need at reasonable prices or in a timely fashion. If we are unable to anticipate and address any shortages of parts and materials in the future, we may experience manufacturing and delivery delays, which would negatively impact our sales and business.

We depend on the ability of our suppliers to manufacture our products without infringing, misappropriating or otherwise violating the intellectual property rights or proprietary rights of others.

We source our products from a variety of contract manufacturers. We buy finished goods from our suppliers and generally do not source the raw materials and components incorporated into the final products. We rely on our contract manufacturers’ ability to secure injected plastic, wood cabinets, integrated circuits, display panels, speaker drivers, and other components that are necessary for the manufacture of our final products. While we are not responsible for sourcing raw materials, we rely on these suppliers to have all required licenses and proprietary rights to the materials that are incorporated into our final products. In addition, we rely on the representations of our contract manufacturers that they are using materials and components that meet all necessary legal, safety, and compliance requirements. If our suppliers do not have the proper licenses or rights or are not in compliance with all regulatory requirements, we may be named a party in disputes or be subject to claims, including claims of infringement or violating the intellectual property or proprietary rights of third parties, with respect to our products.

Changes in government regulations relating to international tariffs could significantly reduce our revenues, product cost and profitability.

U.S. government administration and members of the U.S. Congress have recently implemented significant changes in U.S. trade policy and taken certain actions that are impacting our business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries and may result in “trade wars” and increased costs for goods imported into the United States. All of our products are manufactured and imported from China and we sell our products in Canada and other countries. The implementation of tariffs has resulted in an increase in the cost of our products. If we are unable to mitigate these increased costs through price increases, we may experience lower sales which would negatively impact our revenue, gross profit margin and results of operations.

A small number of our customers account for a substantial portion of the revenue we generate from our karaoke business and the loss of one or more of these key customers would negatively impact our revenue and cash flow.

We rely on a few large customers to provide for a substantial portion of our revenue. Sales to our top five customers and top three customers collectively in our karaoke business comprised 79% and 81% of our revenue, respectively, for the year ended December 31, 2024 and the nine- month transition period ended December 31, 2023, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A reduction in or termination of orders from any of these customers would negatively impact our revenue and cash flow.

Our customers may return karaoke products that they have purchased from us which would result in a reduction in our revenue and cash flow.

We incur significant product returns from our customers and expect to incur additional returns in the returns. The return of products is due to a variety of reasons, including defective units, customers’ overstock and buyer’s remorse. In addition, the factories that we utilize for the manufacture of our products charge customary repair and freight costs, which increase our expenses and reduce our cash flow. If any of our customers increase the volume of their returned karaoke products to us, our revenue and cash flow would be negatively impacted.

We are subject to pressure from our customers relating to price reduction and financial incentives that negatively impact our revenue and cash flow from sales of our karaoke products.

We are subject to pricing pressure from our customers due to intense competition in the karaoke industry. Many of our customers have demanded that we lower our prices to remain competitive with other companies offering karaoke products. If we do not meet our customers’ demands to lower our regular prices, we may not sell as many karaoke products. Additionally, we are also subject to pressure from our customers regarding certain financial incentives, such as return credits or large cooperative promotion incentives, which effectively reduce our revenue and cash flow. We have historically offered these co-op promotion incentives to our customers because it is standard practice in the retail industry. We incurred co-op promotion incentives of $2,100,000 and $2,600,000 for the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023, respectively. In the event we continue to experience pricing pressure from our customers and continue to offer co-op promotion incentives to our customers, our revenue and cash flow will be negatively impacted.

If we do not accurately forecast the demand for our karaoke products, our revenue, cash flow and results of operations will be adversely affected.

Our production lead times range from one to four months due to our reliance on manufacturers in China for the production of our karaoke products. Therefore, we must commit to production in advance of customers’ orders. It is difficult for us to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on our general expectations about customer demand, the general strength of the retail market and our historical experiences. In past years we have overestimated demand for our products, which led to excess inventory in some of our products. In the event we fail to accurately forecast demand for our karaoke products in the future, our revenue, cash flow and results of operations will be adversely affected.

We are subject to the costs and risks of carrying inventory for our customers and if we have too much inventory, it will negatively affect our cash flow from operations.

Our karaoke business is seasonal in nature. Many of our customers place orders with us several months prior to the holiday season, but they schedule delivery two or three months before the holiday season begins. As such, we are subject to the risks and costs of carrying inventory during the time period between the placement of the order and the delivery date, which reduces our cash flow. If we are forced to maintain excessive inventory levels in the future, we may incur higher storage costs which will have a material adverse effect on our cash flow and results of operations.

We are subject to insurance risk of loss for karaoke products that are damaged while in transit from the manufacturer to the customer and our warehouse.

All of our karaoke products are manufactured in China and are transported to customers and our warehouse in California via ocean vessel. The risk of loss remains with us until the products are delivered. As a result, we are subject to the risk that these products could be damaged while they are in transit to customers or our warehouse. While we have taken significant measures to reduce the likelihood of our products being damaged, we cannot guarantee that our products won’t be damaged in the future. We have obtained insurance coverage for products that are shipped direct import to our customers and for goods in transit to our California warehouse. Notwithstanding this, certain exclusions apply that may prevent insurance from covering a loss. In the event our products are damaged while in transit in the future, we could experience a significant loss of revenue and inventory and incur significant out-of-pocket expenses, all of which would have a negative impact on our cash flow and results of operations.

Our karaoke business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics and toy products in the retail channel are highly seasonal, with a majority of retail sales occurring during the period of September through December in anticipation of the holiday season. A substantial majority of our sales occur during our fiscal quarters ended September 30th and December 31st. Sales in these two quarters accounted for 79% and 91% of our revenue for the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023, respectively. In the event we fail to generate sufficient sales of our products during this period in future years, our revenue and results of operations will be negatively adversely affected.

Consumer discretionary spending may affect karaoke purchases and is affected by various economic conditions and changes.

Purchases of karaoke machines and music are considered discretionary for consumers. Our success will therefore be influenced by a number of economic factors affecting discretionary and consumer spending, such as employment levels, business, interest rates, and taxation rates, none which are under our control. Additionally, other extraordinary events such as terrorist attacks or military engagements could occur which may adversely affect the retail environment negatively impact consumer spending. Any such events would have an adverse affect on our revenue and results of operations.

If our third-party logistics provider experiences disruptions to the operation of its distribution centers, it could have a material adverse effect on our business, financial condition and results of operations.

We do not have our own warehouse or distribution facilities for our karaoke products, but instead rely upon a third-party logistics provider that is responsible for warehousing and fulfilling our orders. With the exception of direct import, all of our merchandise is shipped from our suppliers to one of our provider’s distribution facilities and then packaged and shipped from our distribution facilities to our customers. The success of our business depends on our timely receipt of our products so that we can continuously bring new, on-trend products online for sale. The success of our business also depends on customer orders being timely processed and delivered to meet promised delivery dates and satisfy our customers. The efficient flow of our merchandise requires that we have adequate capacity and uninterrupted service in our distribution facilities to support both our current level of operations. Upgrading our existing arrangement or transferring our operations to another third-party provider, if necessary, would require us to incur additional costs, which could be significant, and may require us to obtain additional financing. Our failure to provide adequate order fulfillment, secure additional distribution capacity when necessary or retain a suitable third-party logistics provider could increase our costs, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, if our current provider encounters difficulties associated with its distribution facilities or if they were to shut down or be unable to operate for any reason, including because of fire, natural disaster, power outage or other event, we could face inventory shortages, resulting in “out-of-stock” conditions on our website and delays in shipments, resulting in lost revenue, significantly higher costs and longer lead times distributing our merchandise.

Our production costs may increase if we are required to make purchases using the Chinese Yuan instead of the U.S. dollar.

All of our karaoke products are currently manufactured in China. During the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023, the Chinese local currency had no material effect on us as all of our purchases are denominated in the U.S. dollar. If, in the future, our purchases are required to be made in Chinese local currency, the Yuan, we will be subject to the risks involved in foreign exchange rates. The value of the Yuan depends largely on the Chinese government’s policies and China’s domestic and international economic and political developments. As a result, our production costs may increase if we are required to make purchases using the Yuan instead of the U.S. dollar and the value of the Yuan increases over time. Any significant increase in the cost of manufacturing our products would have a material adverse effect on our business and results of operations.

We also sell some of our karaoke products to Canadian customers, some of whom require us to invoice them in Canadian dollars. This subjects us to risks involved in the exchange rate between the Canadian and U.S. dollar. The exchange rate has been stable during the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023, and the associated exchange rates did not have a material impact on our financial results. Should the exchange rate between the Canadian and U.S dollar become more volatile and sales to Canadian customers increase, the use of Canadian dollars could have a material adverse effect on our business.

Our profit margin may be negatively impacted by higher raw material prices and higher production and shipping costs.

Fluctuations in the price of oil, electronic chip components and shipping costs have and will continue to affect the sourcing and delivery of the raw materials and services used in the manufacture and shipping of our karaoke products. If we are not able to negotiate lower costs, reduce other expenses, or pass on some or all of these costs to our customers, our profit margin may be adversely affected.

If we are unable to compete in the karaoke products category, our revenue, cash flows and results of operations will be negatively impacted.

Our major competitors for karaoke machines and related products are Singsation®, Singtrix®, eKids®, Bonaok, Karaoke USA™, Ion® Audio, licensed property karaoke product companies and other consumer electronics companies. In addition, we compete with companies offering other forms of entertainment, including motion pictures, video arcade games, home video games, theme parks, nightclubs, television, prerecorded tapes, CDs, DVDs and streaming video. Many of our direct and indirect competitors are well-established national and international companies that have been in business longer than we have, have greater consumer awareness than we do, and have substantially greater capital, marketing and human resources than we do. As our competitors expand their operations and as new competitors enter the industry, we expect competition to intensify. Increased competition could result in price reductions, decreases in profitability and loss of market share by us.

We are subject to intense pricing pressure for our karaoke products. We expect that the intense pricing pressure existent in the market for karaoke products will continue in the future. We believe that competition for karaoke machines and other forms of entertainment is based primarily on price, product features, reputation, delivery times, and customer support. In the event we are unable to compete successfully with our current and future competitors, our business, financial condition and results of operations could be materially and adversely affected.

If we ship products that contain defects, the market acceptance of our karaoke products and our reputation will be harmed and our customers could seek to recover their damages from us.

Our products are complex and, despite extensive testing, may contain defects or undetected errors or failures that become apparent only after our products have been shipped to our customers or after product features or new versions are released. Any such defect, error or failure could result in reduced market acceptance of our products, damage to our reputation, or damage to our relations with our customers, resulting in the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate to cover us for these losses. In the event we experience significant defects, errors or failures with our karaoke products, or in the event we incur losses for financial and other damages suffered by our customers that are not covered by insurance, our business and results of operations could be negatively impacted.

Risks Related to Our AI Logistics and Distribution Business

The transportation industry historically has experienced cyclical fluctuations in financial results that could negatively impact our business and results of operations.

SemiCab has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles, interest rate fluctuations, currency fluctuations, and other economic factors. Many of these cyclical fluctuations are beyond SemiCab’s control. Any downturn in SemiCab’s business will negatively impact our revenues.

Fluctuation in freight volumes resulting from supply chain disruptions or other factors may impact working capital needs.

A reduction in overall freight volumes in the marketplace may occur due to supply chain disruptions or overall economic conditions. In addition, a downturn in customer business cycles could cause a reduction in the volume of freight shipped by those customers and result in a reduction in freight rates. During 2023 and 2024, SemiCab experienced a decline in freight volumes as shippers struggled with elevated inventory levels and consumer demand was negatively impacted by inflation and macroeconomic uncertainty. As its volumes increase or SemiCab increases freight rates charged to its customers, the resulting increase in revenues may increase its working capital needs due to its business model, which generally has a higher length of days sales outstanding than days payables outstanding.

SemiCab’s business is susceptible to numerous expense challenges which may impact operating results.

SemiCab may not be able to appropriately adjust its expenses to changing market demands. In periods of rapid change, it may be difficult to match its staffing levels to its business needs. Higher carrier prices may result in decreased adjusted gross profit margin and a need for working capital. Carriers can be expected to charge higher prices if market conditions warrant or to cover higher operating expenses. SemiCab’s adjusted gross profits and income from operations may decrease if SemiCab is unable to increase its pricing to its customers. Increased demand for over the road transportation services and changes in regulations may reduce available capacity and increase motor carrier pricing. In the event market conditions change and its contracted rates are below market rates, SemiCab may be required to provide transportation services at a loss. Changing fuel prices and interruptions in fuel supplies may also impact SemiCab, negatively impacting its gross profit margin.

SemiCab is dependent on third parties which may impact the provision of its services.

SemiCab’s dependence on third parties to provide equipment and services may impact the delivery and quality of its transportation and logistics services. SemiCab depends on independent third parties to provide trucking services and to report certain events to them, including but not limited to, shipment status information and freight claims. These independent third parties may not fulfill their obligations to SemiCab, or SemiCab’s relationship with these parties may change, which may prevent SemiCab from meeting its commitments to its customers. SemiCab’s reliance on these third parties also could cause delays in reporting certain events, including recognizing claims. If SemiCab is unable to secure sufficient equipment or other transportation services from third parties to meet its commitments to its customers, its operating results could be materially and adversely affected, and its customers could switch to its competitors temporarily or permanently.

Cyclical challenges in the transportation industry may impact SemiCab’s results of operations and operating cash flows.

The transportation industry may also be significantly impacted by disruptions such as the availability of transportation equipment, as well as factors such as labor shortages, fuel prices, shifts in consumer demand toward more locally sourced products, and regulatory changes. These disruptions may impact the growth rates within the logistics industry and SemiCab’s ability to provide transportation services for its customers, each of which may adversely impact its results of operations and operating cash flows.

SemiCab faces substantial competition in the logistics and distribution industry.

Competition in the digital freight industry is intense and broad-based. SemiCab competes with traditional and non-traditional logistics companies, including transportation providers that own equipment, third-party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. In addition, customers can offer in-house some of the services SemiCab provides to them. Increased competition could reduce the market opportunity for SemiCab’s services and create downward pressure on freight rates. Continued rate pressure may adversely affect SemiCab’s adjusted gross profits and income from operations.

SemiCab’s business may be adversely affected by seasonality.

SemiCab business may be adversely impacted by seasonal changes or significant disruptions in the transportation industry. Results of operations for the industry generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. SemiCab believes this historical pattern has been the result of, or influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on its cash flow or results of operations, SemiCab expects this trend to continue, and it cannot guarantee it will not adversely impact SemiCab in the future.

SemiCab relies on technology to operate its business.

SemiCab has internally developed the majority of its operating systems and also relies on technology provided by third parties. Its continued success is dependent on its systems continuing to operate and meet the changing needs of its customers and users. The continued automation of existing processes and usage of third-party technology and cloud network capacity will require adaptation and adjustments that may increase its exposure to cybersecurity risks and system availability reliance. SemiCab relies on its technology staff and third-party vendors to successfully implement changes to, and to maintain, its operating systems in an efficient manner. If SemiCab fails to maintain, protect, and enhance its operating systems, it may be at a competitive disadvantage and lose customers.

As demonstrated by recent material and high-profile data security breaches, computer malware, viruses, computer hacking, and phishing attacks have become more prevalent, and may occur on SemiCab’s operating systems. SemiCab can offer no assurance that any future attacks will have little to no impact on its business. Furthermore, given the interconnected nature of the supply chain and its significant presence in the industry, it may be an attractive target for such attacks. The insurance coverage held by SemiCab may not apply to a particular loss or it may not be sufficient to cover all liabilities to which we may be subject. A loss for which SemiCab is not adequately insured could materially affect its financial results.

Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, a significant impact on the performance, reliability, security, and availability of SemiCab’s operating systems and technical infrastructure to the satisfaction of its users may harm its reputation, impair its ability to retain existing customers or attract new customers, and expose it to legal claims and government action, each of which could have a material adverse impact on its financial condition, results of operations, and growth prospects.

SemiCab’s international operations subject it to complex and ever-changing operational, financial, and data privacy risks.

SemiCab provides services within foreign countries on an increasing basis. Its business outside of the U.S. is subject to various risks, including:

●	difficulties in managing or overseeing foreign operations and agents;

●	limitations on the repatriation of funds because of foreign exchange controls;

●	foreign currency fluctuations;

●	different liability standards;

●	intellectual property laws of countries that do not protect its intellectual property rights, including but not limited to, its proprietary information systems, to the same extent as the laws of the U.S;

●	issues related to non-compliance with laws, rules, and regulations in the countries in which it operates including the U.S. Foreign Corrupt Practices Act and similar regulations; and

●	global laws and regulations regarding the collection, use, processing, and transfer of personal information may impact its services by imposing restrictions on processing, increase legal claim liability, and increase regulatory scrutiny and fines.

In addition, foreign currency fluctuations could result in currency exchange gains or losses or could affect the book value of its assets and liabilities. Furthermore, SemiCab may experience unanticipated changes to its income tax liabilities resulting from changes in geographical income mix and changing international tax legislation. If SemiCab does not correctly anticipate changes in international economic and political conditions and comply with applicable laws and regulations, its business and results of operations could be negatively impacted.

SemiCab’s may not be able to hire and retain qualified employees.

SemiCab’s continued success depends upon its ability to attract and retain motivated logistics and technology professionals. In periods of rapid change, it may be more difficult to match its staffing level to its business needs. SemiCab cannot guarantee it will be able to continue to hire and retain a sufficient number of qualified personnel to sustain the growth in its business. In addition, macroeconomic factors impacting the labor market may result in higher costs to hire and retain qualified personnel. Because of its highly experienced employee base, its employees are attractive targets for new and existing competitors. Continued success depends in large part on its ability to develop successful employees into managers and architects.

SemiCab may fail in its efforts to expand its use of machine learning and AI technologies and may be subject to risks and liabilities in the event it does expand its use of machine learning and AI technologies.

If SemiCab fails to successfully integrate AI into its platform and business processes, or if it fails to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers and cybersecurity personnel, it may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, privacy and compliance issues, ethical concerns, confidentiality, reputational harm, and security risks. It is not possible to predict all of the risks related to the use of AI. Changes in laws, rules, directives, and regulations governing the use of AI may adversely affect the ability of SemiCab to develop and use AI or subject SemiCab to legal liability. The cost of complying with laws and regulations governing AI could be significant Further, market demand and acceptance of AI technologies are uncertain, there may be challenges to further incorporate AI into SemiCab’s processes. Each of these risks could adversely affect SemiCab’s business, financial condition, and results of operations.

We have integrated, and may continue to integrate in the future, AI in our logistics and distribution services. AI technology presents various operational, compliance, and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated AI technologies into our logistics and distribution services. We may continue to integrate AI technologies in new product or service offerings. Given that AI is a rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways (e.g., “hallucinatory behavior”) that can generate irrelevant, nonsensical, fictitious, deficient, offensive or factually incorrect content and results, which, if incorporated into our platform, may result in reputational harm to us and be damaging to our brand. Additionally, content, analyses or recommendations that are based on AI might be found to be biased, discriminatory or harmful. Data sets from which large language models learn are at risk of poisoning or manipulation by bad actors, resulting in offensive or undesired output. Similarly, the data set could contain copyrighted material resulting in infringing output. AI output might present ethical concerns or violate current and future laws and regulations.

We expect that there will continue to be new laws or regulations concerning the use of AI technology, which might be burdensome for us to comply with and may limit our ability to offer or enhance our existing tools and features or new offerings based on AI technology. Further, the use of AI technology involves complexities and requires specialized expertise. We may not be able to attract and retain top talent to support our AI technology initiatives. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

We may be subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in AI and machine learning technology may pose risks to us. Our use of AI could give rise to legal or regulatory action, create liabilities, or materially harm our business. While we aim to develop and use AI and machine learning technology responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Further, as the technology is rapidly evolving, costs and obligations could be imposed on us to comply with new regulations.

We also could be exposed to the risks of machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use machine learning technology in their business activities. We will not be in a position to control the use of such technology in third-party products or services. Use by third-party service providers could give rise to issues pertaining to data privacy, data protection, and intellectual property considerations.

SemiCab’s business is dependent on a single customer.

SemiCab derives almost all of its revenue from a single customer. This customer accounted for 99% of its revenue for the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023. The sudden loss of this customer would materially and adversely affect its operating results.

SemiCab may be subject to a variety of claims arising from its transportation operations.

SemiCab uses the services of thousands of third-party transportation companies in connection with its transportation operations. From time to time, the drivers employed and engaged by the motor carriers with which SemiCab contracts are involved in accidents, which may result in serious personal injuries. The resulting types and amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted motor carrier. SemiCab contractually requires all motor carriers it works with to carry at least $1,000,000 in automobile liability insurance. SemiCab also requires all contracted motor carriers to maintain workers’ compensation and other insurance coverage as required by law. Most contracted motor carriers have insurance exceeding these minimum requirements, as well as cargo insurance in varying policy amounts. Although these drivers are not employees of SemiCab and all of these drivers are employees, owner-operators, or independent contractors of the contracted motor carriers, claims may be asserted against SemiCab. Claims against SemiCab may exceed the amount of its insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims, workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect SemiCab’s operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce its profitability. SemiCab’s involvement in the transportation of certain goods, including but not limited to, hazardous materials, could also increase its exposure in the event one of its contracted motor carriers is involved in an accident resulting in injuries or contamination.

In its customer contracts, SemiCab may agree to assume cargo liability up to a stated maximum. Although SemiCab is not legally liable for loss or damage to its customers’ cargo, from time to time, claims may be asserted against SemiCab for cargo losses. SemiCab maintains a broad contingent cargo liability insurance policy to help protect it against catastrophic losses that may not be recovered from the responsible contracted carrier. SemiCab also carries various liability insurance policies, including automobile and general liability insurance.

SemiCab’s business is subject to numerous government regulations.

SemiCab’s operations are regulated and licensed by various federal, state, and local transportation agencies in the U.S. and similar governmental agencies in foreign countries in which it operates. SemiCab is subject to licensing and regulation as a property freight broker and is licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. SemiCab also has and maintains other licenses as required by law. SemiCab’s failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of its operating permits and licenses

Legislative or regulatory changes could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. SemiCab may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been or will be adopted in response to terrorist activities and potential terrorist activities. No assurance can be given that SemiCab will be able to pass these increased costs on to its customers in the form of rate increases or surcharges, and its operations and results of operations may be materially and adversely affected as a result.

Risks Related to Ownership of Our Securities

We may raise additional funds in the future through the issuance of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

On December 6, 2024, we completed a public offering of an aggregate of 21,000 shares of our common stock, pre-funded warrants to purchase up to 258,412 shares of common stock, Series A warrants to purchase up to 279,412 shares of common stock, and Series B warrants to purchase up to 279,412 shares of common stock. Immediately prior to the completion of the offering, we had 14,215,176 shares of our common stock outstanding. Additionally, due to price adjustment provisions contained in the Series A and Series B warrants, the Series A warrants became exercisable into 1,133,652 shares of common stock and the Series B warrants became exercisable into 1,910,975 shares of our common stock. All of the pre-funded warrants and Class B warrants were exercised in their entirety. As a result of the offering, shareholders who owned shares immediately prior to the completion of the offering experienced immediate and substantial dilution as a result of the issuance of the shares of common stock on December 6, 2024 and the subsequent exercise of the pre-funded warrants and Class B warrants.

We may need to raise additional capital through the sale of equity securities or the issuance of short- and long-term debt during the next 12 months to fund our operations and growth. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

●	fluctuations in our annual or quarterly operating results;

●	changes in capital market conditions or other adverse economic conditions;

●	upgrades or downgrades by securities analysts following our stock;

●	changes in estimates of our future financial results by securities analysts following our stock;

●	our achievement, or our failure to achieve, projected financial results;

●	future sales of our stock by our officers, directors or significant stockholders;

●	investors’ perceptions of our business and prospects relative to other investment alternatives;

●	acquisitions, joint ventures, capital commitments or other significant transactions by us or our competitors;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other risks and uncertainties set forth herein.

The stock market experiences significant price and volume fluctuations that affect the market price of the stock of many companies and that are often unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the price of our common stock. Further, securities Series Action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations. In addition, the initiation of any such action could cause the price of our common stock to decline

Our quarterly and annual operating results may fluctuate due to increases and decreases in sales, raw material and supply costs, and other factors.

Our quarterly and annual operating results may fluctuate significantly because of a variety of factors, including:

●	increases or decreases in sales of our products and services;

●	our ability to operate effectively in new markets;

●	labor availability and costs for management and other personnel;

●	changes in consumer preferences and competitive conditions;

●	negative publicity relating to us, our vendors or the products we sell;

●	disruptions in the type and delivery of our raw materials and supplies;

●	changes consumer confidence and fluctuations in discretionary spending;

●	changes in raw material and supply costs, labor costs or other variable costs and expenses;

●	potential distractions or unusual expenses associated with our expansion plans;

●	the impact of inclement weather, natural disasters, and other calamities; and

●	economic conditions in the jurisdictions in which we operate and nationally.

As a result of the factors discussed above, as well as the other factors set forth herein, our operating results for one fiscal quarter or year are not necessarily indicative of results to be expected for any other fiscal quarter or year. These fluctuations may cause future operating results to fall below our estimates or the expectations of our stockholders or the investment community in general. If our results of operations do not meet the expectations of our stockholders or the investment community, the price of our common stock may decline.

Our common stock may be affected by price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience, significant price and volume fluctuations in the future which could adversely affect the market prices of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “A broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer...” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than before under prior suitability rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”). FINRA suitability rules do still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information, and, for retail customers, determine that the investment is in the customer’s “best interest,” and meet other SEC requirements. Both SEC Regulation Best Interest and FINRA’s suitability requirements may make it more difficult for broker-dealers to recommend that their customers buy speculative, low-priced securities and may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock.

An investment in our securities is speculative, and there can be no assurance of any return on any such investment.

Investors are cautioned that an investment in the securities offered hereby is highly speculative and involves a significant degree of risk. The success of our business and the ability to achieve our business goals and objectives, as outlined in this prospectus, are subject to numerous uncertainties, contingencies and risks. As such, there is no assurance that investors will realize a return on their investment or that they will not lose their entire investment. Potential investors should carefully consider whether such a speculative investment is suitable for their financial situation and investment objectives before purchasing securities.

We identified material weaknesses in our internal control over financial reporting during the assessment of our internal control that we performed in connection with the preparation of our audited consolidated financial statements included herein.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited consolidated financial statements for the year ended December 31, 2024, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2024:

●	We lack sufficient resources in our accounting department restricting our ability to review and approve certain material journal entries which increases the likelihood that a material misstatement of interim or annual financial statements might not be prevented. Management evaluated our current process of review and approval of certain material journal entries and concluded this deficiency represented a material weakness.

●	We lack sufficient resources in our accounting department, which restricts our ability to review certain material reconciliations related to financial reporting in a timely manner. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have proper segregation between the preparation, review and approval of account reconciliations and concluded that this control deficiency represented a material weakness.

●	Due to resource restrictions, we have not established a three-way match of documents or other controls precise enough to detect a material misstatement in revenue. Management evaluated our current process of determining the occurrence of revenue and concluded this deficiency represented a material weakness.

The standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements. Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.

If we are unable to establish and maintain an effective system of internal control, we may not be able to accurately report our financial results on a timely basis or prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports on a timely basis or prevent fraud, we may not be able to manage our business as effectively as we would if an effective internal control environment existed, and our business and reputation with investors may be harmed. We have not performed an in-depth analysis to determine if undiscovered failures of internal controls exist and may in the future discover areas of our internal control environment that need improvement. If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results in an accurate and timely manner or prevent fraud.

We are working on improving and simplifying our internal processes and implement enhanced controls to address the material weaknesses in our internal control over financial reporting discussed above and to remedy the ineffectiveness of our disclosure controls and procedures. We are addressing our accounting resource requirements to help remediate the segregation of duties and plan to implement a concise “three-way” document matching procedure. These material weaknesses will not be considered as remediated until the applicable remediated controls are operating for a sufficient period and management has concluded, through testing, that these controls are operating effectively.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Compliance with the Sarbanes-Oxley Act may divert internal resources and will take a significant amount of time and effort to achieve. If we fail to maintain compliance with the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the Nasdaq, the SEC, or other regulatory authorities. Furthermore, investor perceptions of us may decline as a result.

Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement necessary changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to the Sarbanes-Oxley Act and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns and have a material adverse effect on our business, financial condition and results of operations.

If we are not able to comply with the applicable continued listing requirements of the Nasdaq, it could delist us, which may adversely affect the market price and liquidity of our common stock.

Our common stock currently trades on the Nasdaq under the symbol “RIME”. For our common stock to continue trading on the Nasdaq, we must meet continued listing standards mandated by the Nasdaq. These continued listing standards include specifically enumerated criteria, including maintaining a $1.00 minimum closing bid price and maintaining stockholder’s equity of at least $2,500,000. If we fail to meet any of the continued listing standards of the Nasdaq, our common stock could be delisted.

On August 26, 2024, we received a letter from the Nasdaq advising us that we did not meet the minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needed to be at least $1.00 per share for a minimum of 10 consecutive business days before February 24, 2025.

On August 26, 2024, we received an additional letter from the Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. We reported a stockholders’ deficit of $872,000 on June 30th in that quarterly report. Pursuant to the listing rule and instructions from Nasdaq, we submitted a plan to regain compliance with the listing rule and were given an extension until November 14, 2024 to evidence compliance through a public filing.

On November 13, 2024, we filed our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2024 with the SEC. Therein, we reported stockholders’ equity of $2,700,000. That same day we filed a Form 8-K with the SEC stating that we believed we had regained compliance with the stockholders’ equity requirement. On November 22, 2024, we received a letter from the Nasdaq indicating that, based on the Form 8-K filed on November 13, 2024, the Nasdaq had determined that we were in compliance with the stockholders’ equity rule. The Nasdaq advised us that it would continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of our next periodic report, we fail to comply with the requirement, we may be subject to delisting.

On December 30, 2024, we received notice from the Nasdaq indicating that the bid price for our common stock had closed below $0.10 per share for the 13-consecutive trading day period ended December 27, 2024 and, accordingly, we would be subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) and its securities would be subject to delisting from Nasdaq unless we timely request a hearing before the Nasdaq hearings panel. On February 10, 2025, we implemented a 200-for-1 reverse stock split. On that day, the closing price of our common stock was $2.98 per share and the closing bid of our common stock remained above $1.00 for the next 10 consecutive business days.

On March 25, 2025, we received a letter from the Nasdaq stating that we had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2). We will be subject to a mandatory panel monitor for a period of one year from March 25, 2025. If, within that one-year monitoring period, the Nasdaq finds that we are again out of compliance with the minimum bid price requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), then the Nasdaq will issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Nasdaq hearing panel or a newly convened hearing panel if the initial panel is unavailable.

If we were unable to meet the continued listing of the Nasdaq, our common stock could be subject to delisting. If our common stock were to be delisted from the Nasdaq, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrade in our listing market may limit our ability to make a market in our common stock and which may adversely affect the market price and liquidity of our common stock.

New laws, regulations, and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming.

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, may evolve over time as new guidance is provided by the courts and applicable government agencies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

As a “smaller reporting company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are permitted to comply with reduced disclosure obligations in our SEC filings compared to larger public companies. This includes, but is not limited to, simplified executive compensation disclosures, reduced financial statement requirements, and less stringent narrative disclosure obligations. While these scaled disclosure requirements may reduce the burden on us and provide some cost savings, investors should be aware that they may also receive less information about us than they would from a larger public reporting company. The designation as a smaller reporting company and the accompanying reduced disclosure requirements could make it more difficult for investors to fully assess the value and risks of an investment in our securities. Consequently, the designation as a smaller reporting company under the SEC rules increases the risk to investors, as it may limit the amount of publicly available information to assess our performance, prospects, and financial health. Potential investors should consider the implications of these reduced disclosure requirements when making an investment decision.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser’s written agreement to participate in the transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. We intend to use any cash generated from our operations for reinvestment in the growth of our business. Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions and growth plan, restrictions imposed by applicable law, and other factors deemed relevant by our board of directors. Accordingly, the realization of a gain on stockholders’ investments in our common stock will depend on the appreciation of the price of our common stock. We can provide no assurance that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We primarily rely on expert third-party managed IT service providers to protect our IT systems from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

As one of the critical elements of our overall risk management program, our cybersecurity program is focused on the following key areas:

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, anti-malware software, and monitoring software agents that are installed on our devices.

●	Third-Party Management: Our financial data and primary operational systems are hosted off-site in virtual cloud environments which get periodically backed up and can be restored in the event of a cybersecurity incident. Our music subscription service is managed by our content provider, Stingray Group, who processes payments, and our e-commerce website payment processing is handled by Shopify. We do not store sensitive customer credit card data within our IT systems.

●	Risk Management: We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our third-party IT service provider to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-Party Risk

We conduct annual assessments of the SOC reports of our providers because we are aware of the risks associated with third-party service providers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

As of the date of this report, there have been no cybersecurity incidents that have materially affected our results of operations or financial condition.

Item 2. Properties.

We lease 6,500 square feet of office space in Fort Lauderdale, Florida for our corporate headquarters. We also lease 1,890 square feet of office space in Hong Kong for our operations there. We believe that each of these locations is adequate to support our operations for the next 12 months. We also believe that these facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

Item 3. Legal Proceedings.

Derivative Litigation

On December 21, 2023, Ault Lending, LLC (“Ault Lending”), a wholly owned subsidiary of Ault Alliance, Inc., which was at one time one of our largest stockholders, filed a derivative shareholder action in Delaware Chancery Court against us, our board of directors, Stingray Group and Regalia Ventures for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleges that we and our board of directors followed an inadequate process in evaluating the private placement transaction that we completed in November 2023 and that we and our board of directors entered into the transaction with an intent to dilute Ault’s ownership stake in us. Ault Lending is seeking the following relief from the Court: (i) declarations that the defendant directors breached their fiduciary duties, and that Stingray Group and Regalia Ventures aided and abetted those breaches, (ii) rescinding our sale of shares to Stingray Group and Regalia Ventures, and (iii) awarding damages and attorney’s fees to Ault Lending. The defendants have retained Delaware counsel to represent them in this matter and we have filed a motion to dismiss the suit.

OAC Flatiron & OAC Adelphi Litigation

On July 26, 2024, OAC 111 Flatiron, LLC and OAC Adelphi, LLC, filed a civil action in the Supreme Court of the State of New York against MICS Nomad LLC, a subsidiary of ours, and us for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleges the defendants breached the lease in various material respects. On September 25, 2024, we entered into a Settlement Agreement for a full release and dismissal of the complaint within five business days of our payment of $250,000. We made full payment of the settlement amount on October 25, 2024, and OAC Flatiron and OAC Adelphi filed a discontinuance with prejudice with the court on October 29, 2024.

Blue Yonder Litigation

On February 11, 2025, Blue Yonder, Inc. (“Blue Yonder”) filed a civil action in the Superior Court of the State of Arizona against us for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. In connection with the acquisition of the SemiCab business from SemiCab, Inc., we assumed a judgment against SemiCab in favor of Blue Yonder, Inc. associated with damages resulting from a breach of contract for IT subscription-based services. The judgment was in the amount of $509,119. The complaint alleges that because we assumed SemiCab, Inc.’s liabilities related to Blue Yonder, Blue Yonder can enforce the judgment against us. We have retained counsel to represent us in this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq under the trading symbol “RIME.”

Record Holders

As of April 14, 2025, based upon information received from our transfer agent, there were 83 record holders of our outstanding common stock. This number does not include: (i) any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or (ii) broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company or its nominee, Cede & Co.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the growth of our business. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our board of directors and will be subject to limitations imposed under Delaware law.

Recent Sales of Unregistered Securities

None.

Equity Compensation Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors and elsewhere in this report. See also “Special Note Regarding Forward-Looking Statements” beginning on page 1 of this report. The following should be read in conjunction with our consolidated financial statements beginning on page F-1 of this report.

Overview

We are an AI technology and consumer electronics holding company with two primary business units – SemiCab and Singing Machine. SemiCab is an AI-enabled software logistics business operated through our subsidiary, SemiCab Holdings, LLC. Singing Machine is a home karaoke consumer products business that designs and distributes karaoke products globally to retailers and ecommerce partners through our subsidiary, The Singing Machine Company, Inc.

SemiCab

SemiCab is a cloud-based Collaborative Transportation Platform built to achieve the scalability required to predict and optimize loads and the use of trucks. To orchestrate collaboration across manufacturers, retailers, distributors, and their carriers, SemiCab uses real-time data from API-based load tendering and pre-built integrations with TMS and ELD partners. To build fully loaded round trips, SemiCab uses AI/ML techniques and advanced predictive optimization models.

Since 2020, SemiCab has enabled major retailers, brands and transportation providers to address their transportation needs. SemiCab’s Orchestrated Collaboration™ AI model has proven to increase transportation capacity, improve asset utilization, reduce empty miles, lower logistics costs, and provide visibility into the entire transportation network. Models show that the technology has the capability of reducing costs through optimization. Additionally, SemiCab’s technology has the potential to play a key role in the improved sustainability model. Based on its proven ability to improve truck utilization rates, this could result in a dramatic reduction in the carbon footprint of the industry. The optimization of existing truck utilization can add trucking capacity without adding more trucks, drivers or driven miles which addresses common problems plaguing the industry like severe driver shortage and road congestion. Trucking optimization could also reduce carbon emissions attributable to road freight.

Singing Machine

Through Singing Machine, we engage in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We are a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products are among the most widely available karaoke products internationally.

Our mission is to “create joy through music.” To deliver on this mission, we are focused on a multi-prong approach. In the short-term, we seek to improve profitability by optimizing operations and continue to expand gross margins. In the mid-to-long-term, we seek to continue to expand our business into new verticals including automotive and connected-TV devices and grow our global distribution for our consumer karaoke products.

Recent Corporate Events

Change in Fiscal Year

During 2023, our board of directors approved a change in our fiscal year end from March 31 to December 31. In accordance with SEC regulations, our consolidated financial statements are comprised of our balance sheets at December 31, 2024 and 2023 and our statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2024 and the nine-month period ended December 31, 2023. As a result, this Management’s Discussion and Analysis of Financial Condition and Results of Operations is comparing our results of operations for the full year ended December 31, 2024 with our results of operations for only the nine-month period ended December 31, 2023.

Name and Symbol Change

Effective September 5, 2024, our Certificate of Incorporation was amended to change our name from “The Singing Machine Company, Inc.” to “Algorhythm Holdings, Inc.” In addition, effective September 8, 2024, our ticker symbol was changed from “MICS” to “RIME.”

Reverse Stock Split and Increase in Authorized Shares

On January 13, 2025, our stockholders voted to authorize our board of directors to effect a reverse stock split of the outstanding shares of our common stock at a specific ratio within a range of 1-for-10 to a maximum of 1-for-250 and to amend our certificate of incorporation to increase the number of authorized common stock from 100,000,000 to 800,000,000 shares. On January 14, 2025, our board of directors approved a reverse stock split of 1-for-200 ratio and approved the filing of a certificate of amendment to our certificate of incorporation to effect the reverse stock split and to increase our authorized shares of common stock from 100,000,000 to 800,000,000. The reverse stock split took effect on February 10, 2025. In accordance with SEC rules and regulations, all share numbers and prices throughout this report and our consolidated financial statements reflect post-reverse stock split numbers.

Strategy

Our SemiCab and Singing Machine businesses are each in very different stages of development. Accordingly, our plans for growing each of them are very different.

SemiCab is an early-stage business that is not yet contributing a material amount of revenue to us. We intend to invest in our SemiCab business to develop and grow it into a significant revenue producer for us. This will involve investments in the continued research and development of its technology, the hiring of additional qualified employees, marketing and advertising initiatives, and back-office support. While SemiCab is a nascent business, it has already acquired some multinational consumer products companies as customers. We believe that as existing customers experience the benefits of our SemiCab logistics and distribution solutions, they will begin to increase their use of SemiCab. We also believe that SemiCab’s proven ability to improve truck utilization rates and improve trucking capacity without adding more trucks, drivers or driven miles will be of substantial interest to additional companies that can benefit from SemiCab.

We acquired the United States component of our SemiCab business on July 3, 2024. We may make additional investments in companies operating in the AI distribution and logistics space that we believe are complementary to our SemiCab business. Our investments could involve an acquisition of the assets or equity of complementary companies or businesses, or could involve a strategic partnership or joint venture with complementary companies or businesses. We believe that additional investments could provide us with new AI logistics and distribution technologies, services and resources that we can implement across our entire SemiCab business, or could help us to more quickly expand our SemiCab footprint into other parts of the world. We are actively evaluating additional opportunities to expand our SemiCab business through investments in complementary AI logistics and distribution businesses and companies.

In contrast to our SemiCab business, our Singing Machine business has been successfully operating worldwide for decades. Our karaoke products are well-known and established with retailers and consumers in the countries in which we sell them. Our plan for Singing Machine is to continue to focus on customer retention through loyalty programs for the online and brick-and-mortar retailers offering our products and compelling offer promotions, discounts, and special deals to attract customers and increase conversions. We also intend to reduce costs through overhead trimming and the use of new selling and marketing methodologies, leverage data analytics to better understand new trends in consumer preferences for our products, explore new product features and product offerings, and support our new and existing products with fun and exciting digital marketing and advertising initiatives. We may also explore entering new markets that may offer more profitable avenues for our products.

Financial Results

We generated net sales of $23,494,000 for the year ended December 31, 2024, compared to $29,198,000 for the nine-month transition period ended December 31, 2023. The decrease was primarily due to decreases in sales to Walmart that resulted from us not participating in Walmart’s national Black Friday promotion and decreases in sales due to the loss of retail shelf space at Target. Gross profit decreased $1,409,000 to $4,781,000, or 20.4% of net sales, for the year ended December 31, 2024 compared to $6,190,000, or 21.2% of net sales, for the nine-month transition period ended December 31, 2023. The decrease was due primarily to the decrease of $5,704,000 for net sales, partially offset by a corresponding decrease of $4,295,000 for cost of goods sold associated with less products being manufactured for sale. Our operating expenses increased $6,373,000 to $18,706,000 for the year ended December 31, 2024 from $12,333,000 for the nine-month transition period ended December 31, 2023, primarily due to an increase in general and administrative expenses incurred for the growth and development of our SemiCab business, a loss on the issuance of warrants incurred in connection with our December 2024 public offering of securities, legal and accounting expenses incurred in connection with the acquisition of SemiCab, Inc.’s business in July 2024 and the capital raising activities that we engaged in during 2024, and impairment of goodwill recorded in connection with the acquisition of the SemiCab, Inc.’s business. As a result, we incurred a loss from operations of $13,925,000 during the year ended December 31, 2024. We generated net losses available to common stockholders of $23,257,000, or $353.87 per share of common stock, for the year ended December 31, 2024, compared to $6,398,000, or $263.04 per share of common stock, for the nine-month transition period ended December 31, 2023. We had total assets of $18,302,000 and $27,715,000 at December 31, 2024 and 2023, respectively. Net cash used by operating activities was $8,556,000 for the year ended December 31, 2024 compared to net cash provided by operating activities of $411,000 for the nine- month transition period ended December 31, 2023.

The most significant contributors to the increase in our net loss available to common stockholders were a one-time, non-cash charge of $3,592,000 for impairment of goodwill and a one-time, non-cash loss of $8,889,000 on the issuance of warrants.

We incurred a one-time, non-cash charge of $3,592,000 for impairment of goodwill in connection with our acquisition of SemiCab, Inc.’s business on July 3, 2024. We tested the recorded amount of goodwill for impairment on December 31, 2024 to see if the carrying amount of goodwill exceeded its carried value. We calculated a market-based valuation utilizing inputs classified as level 3 on the fair value hierarchy by multiplying one by projected 2025 revenue for the SemiCab, Inc.’s business and determined an impairment charge of $3,592,000 should be recorded as of December 31, 2024.

We incurred a one-time, non-cash loss of $8,889,000 in connection with the public offering of securities that we completed on December 6, 2024. In that offering, we sold Series A warrants and Series B warrants that had certain features and were subject to certain contingencies that resulted in us having to record a warrant liability of $16,603,000 on our balance sheet and a loss on the issuance of warrants of $8,889,000 on our income statement. All of the contingencies that the Series A warrants were subject to were satisfied in January 2025, and of the Class B warrants were exercised in full in January 2025. As a result, we expect that the warrant liability will be reclassified as equity on our balance sheet for our fiscal quarter ended March 31, 2025.

Outlook

We expect net sales of our Singing Machine karaoke products to decrease over the next 12 months due to the negative impact on our business of recently implemented tariffs on our products manufactured in China. However, we expect revenue generated from our SemiCab business to increase over the next 12 months as we generate more business from our growing customer base in the United States. As a result, total net sales are expected to increase over the next 12 months. We expect gross profit to improve over the next 12 months as costs of goods sold remain at similar levels, subject to uncertainty surrounding the recently implemented tariffs on our products manufactured in China, and sales of our higher margin, newer streaming technology karaoke machines increase as a percentage of total net sales. We expect operating expenses to remain flat, if not decrease, over the next 12 months as we implement initiatives designed to reduce general and administrative expenses, particularly those related to marketing and advertising initiatives. The reductions achieved may be partially offset by legal and accounting expenses that we incur as we engage in additional capital-raising activities as needed to fund our business and expenses that we incur to fund the growth and development of our SemiCab business. Net loss available to common stockholders is expected to decrease substantially during the next 12 months primarily due to the fact that we do not expect to incur any non-cash losses in connection with the issuance of warrants requiring liability classification. We also expect net loss available to common stockholders to decrease due to the aforementioned improvements in gross profit that we expect to realize and the decreases in general and administrative expenses that we intend to generate.

Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other complementary businesses or companies through mergers, acquisitions, joint ventures or other strategic initiatives, such as the acquisition of the United States component of our SemiCab business on July 3, 2024, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors, that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For a more complete discussion of our accounting policies and procedures, see our consolidated financial statements beginning on page F-1 of this report.

Reserve for Sales Returns and Returns Asset

While we have no overstock return privileges in its vendor agreements with its customers, we do accept defective returns, warranty exchanges and overstock from seasonal customers. We estimate the sales value of goods to be returned from our allowance programs for goods returned from the customer for various reasons, whereby a reserve for sales returns is recorded based on historic return amounts, specific events as identified and management estimates. We estimate the net realizable value of these expected future sales returns. The net realizable value of these estimated returns is classified as return assets as part of current assets on the accompanying consolidated financial statements.

Inventory

Inventory is comprised primarily of electronic karaoke equipment, microphones, and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. We reduce inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. Management regularly reviews our investment in inventories for such declines in value.

Warrant Liability

We classify the Series A and B warrants issued in our December 2024 public offering as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of these warrants requires significate estimates by management derived from unobservable inputs. Deviations from these estimates could result in a significate difference to our financial results.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for our Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. We adopted ASU 2023-07 effective December 31, 2024 with additional disclosures detailed in the subsequent notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, amount of income taxes separate by federal and individual tax jurisdictions, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state and foreign.  ASU 2023-09 is effective for us for our fiscal year beginning January 1, 2025, with early adoption permitted.  We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027, on a retrospective basis. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Comparison of the Year Ended December 31, 2024 and the Nine-Month Transition Period Ended December 31, 2023

Net Sales

Net sales consist primarily of sales of our Singing Machine karaoke products. We generated only a minimal amount of sales from our SemiCab business. Net sales decreased $5,704,000 to $23,494,000 for the year ended December 31, 2024 compared to $29,198,000 for the nine-month transition period ended December 31, 2023. The decrease in net sales was due primarily to decreases of $7,700,000 in sales to Walmart that resulted from us not participating in Walmart’s national Black Friday promotion and $1,200,000 in sales due to the loss of retail shelf space at Target. The decrease of $8,900,000 from those two customers was partially offset by an increase of $3,196,000 in sales to Costco and other customers. We expect net sales of our Singing Machine karaoke products to decrease over the next 12 months due to the negative impact on our business of recently implemented tariffs on our products manufactured in China. However, we expect revenue generated from our SemiCab business to increase over the next 12 months as we generate more business from our growing customer base. As a result, total net sales are expected to increase over the next 12 months.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for raw materials and the manufacturing of our Singing Machine karaoke products. We incurred only a minimal amount of costs in connection with our SemiCab business. Cost of goods sold decreased $4,295,000 to $18,713,000 for the year ended December 31, 2024 compared to $23,008,000 for the nine-month transition period ended December 31, 2023. The decrease in cost of goods sold was due primarily to a decrease of $3,553,000 for product manufacturing costs. Our decrease in net sales resulted in a corresponding decrease in products manufactured, resulting in lower manufacturing costs. The decrease was also due to a non-cash inventory impairment charge of $1,827,000 that we recorded during the nine-month transition period ended December 31, 2023 that negatively impacted our cost of goods sold during the nine-month transition period ended December 31, 2023. This was partially offset by an increase of $1,663,000 for our inventory reserve. We expect cost of goods sold to remain at similar levels over the next 12 months, subject to uncertainty surrounding the recently implemented tariffs on our products manufactured in China.

Gross Profit

Gross profit decreased $1,409,000 to $4,781,000, or 20.4% of net sales, for the year ended December 31, 2024 compared to $6,190,000, or 21.2% of net sales, for the nine-month transition period ended December 31, 2023. The decrease in gross profit was primarily due to a decrease of $5,704,000 for net sales, partially offset by a decrease of $4,295,000 in cost of goods sold. This decrease was partially offset by an increase in higher margin sales of newer streaming technology karaoke machines as a percentage of total net sales. We expect gross profit to improve over the next 12 months as costs of goods sold remain at similar levels, subject to uncertainty surrounding the recently implemented tariffs on our products manufactured in China, and sales of our higher margin, newer streaming technology karaoke machines increase as a percentage of total net sales.

Operating Expenses

Operating expenses consist of selling expenses, general and administrative expenses, and impairment of goodwill.

Selling Expenses

Selling expenses consist primarily of marketing and advertising expenses that we incur in connection with advertising campaigns and online advertising initiatives that we engage in to generate sales of our Singing Machine karaoke products. We did not incur any selling expenses in connection with our SemiCab business. Selling expenses decreased $843,000 to $2,874,000 for the year ended December 31, 2024 from $3,717,000 for the nine-month transition period ended December 31, 2023. The decrease was primarily due to a decrease of $666,000 in online marketing and social media advertising campaigns. We expect selling expenses to decrease over the next 12 months as we engage in fewer, but more focused, marketing and advertising initiatives and as we navigate the negative impact of recently implemented tariffs on sales of our karaoke products.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, legal and accounting expenses, warehouse expenses and rent expense associated with our Singing Machine business, and general and administrative expenses incurred in the development and growth of our SemiCab business. General and administrative expenses increased $3,624,000 to $12,240,000 for the year ended December 31, 2024, compared to $8,616,000 during the nine-month transition period ended December 31, 2023. The increase was due primarily to increases of $1,903,000 for general and administrative expenses incurred in the development and growth of our SemiCab business and $923,000 for warehouse expenses. We expect general and administrative expenses to decrease over the next 12 months as we implement actions designed to reduce general and administrative expenses, particularly those related to marketing and advertising initiatives. The reductions achieved may be partially offset by legal and accounting expenses that we incur in connection with capital-raising activities that we engage in as needed to fund our business and expenses that we incur to fund the growth and development of our SemiCab business.

Impairment of Goodwill

Impairment of goodwill consists of the expense that we incurred from the write down of the goodwill that we recorded in connection with the acquisition of SemiCab, Inc.’s business on July 3, 2025. We recorded impairment of goodwill of $3,592,000 for the year ended December 31, 2024. We did not record any impairment of goodwill for the nine-month transition period ended December 31, 2023.

Other Expenses

Other expenses consists primarily of loss on the issuance of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024, and interest expense that we incurred in connection with shares of common stock that we issued to investors in our October 2024 notes offering. We incurred only a minimal amount of other expenses in connection with our SemiCab business. Other expenses increased $10,187,000 to $10,442,000 for the year ended December 31, 2024, compared to $255,000 for the nine-month transition period ended December 31, 2023. The increase was due primarily to increases of $8,889,000 for non-cash losses that we incurred in connection with the issuance of the Series A and Series B warrants in the public offering of securities that we completed on December 6, 2024, and $1,588,000 for non-cash interest expense that we incurred in connection with shares of common stock that we issued to investors in our various financing transactions during 2024.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the loss allocated to SemiCab, Inc., which owns 20% of the outstanding membership interests of SemiCab Holdings. SemiCab Holdings owns our SemiCab business. We acquired our SemiCab business from SemiCab, Inc.

on July 3, 2024, and, as part of the transaction, granted SemiCab, Inc. a 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $1,110,000 represents the amount of loss incurred by SemiCab that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings. We expect net loss attributable to non-controlling interest to increase over the next 12 months as we continue to invest in the development and growth of SemiCab’s business.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of December 31, 2024, our cash balance was $7,550,000.

Net cash used by operating activities was $8,556,000 during the year ended December 31, 2024 compared to net cash provided by operating activities of $411,000 during the nine-month transition period ended December 31, 2023. The difference of $8,967,000 was due primarily to increases of $17,969,000 for net loss and $4,135,000 for refunds due to customers, and a decrease of $11,811,000 for accounts payable and accrued expenses. This was partially offset by increases of $8,889,000 for losses on the issuance of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024, $8,442,000 for accounts receivable $3,352,000 for inventory, and $3,592,000 for impairment of goodwill.

Net cash used by investing activities was $2,245,000 during the year ended December 31, 2024, compared to $14,000 during the nine-month transition period ended December 31, 2023. The increase of $2,231,000 was due primarily to increases of $1,777,000 for advances to SMCB under our loan agreement with them and $415,000 for pre-acquisition advances to SemiCab, Inc.

Net cash provided by financing activities was $11,648,000 for the year ended December 31, 2024, compared to $3,411,000 for the nine-month transition period ended December 31, 2023. The increase of $8,237,000 was due primarily to an increase of $9,403,000 for proceeds received from the sale of stock, net of offering costs, and $2,000,000 for proceeds from the issuance of senior secured notes, net of discounts. This was partially offset by an increase of $2,353,000 for repayments of the senior secured notes and $631,000 for payments on merchant cash advances payable.

Our primary sources of capital since September 30, 2024 are set forth below.

On October 22, 2024, we entered into a securities purchase agreement with various accredited investors pursuant to which we sold original issue discount senior secured notes in the aggregate principal amount of $2,352,941 for aggregate gross proceeds of $2,000,000. We issued a total of 11,500 shares of our common stock to the investors. We registered the resale of these shares in a registration statement on Form S-1 that was declared effective by the SEC on December 6, 2024.

On December 6, 2024, we sold 21,000 shares of our common stock and pre-funded warrants to purchase 258,412 shares of our common stock in lieu of receiving shares of common stock to accredited investors. Each share of our common stock or pre-funded warrant in lieu thereof was sold together with a Series A warrant to purchase one share of our common stock and a Series B warrant to purchase one share of our common stock at an offering price of $34 per share of common stock or pre-funded warrant. We issued Series A warrants for a total of 279,412 shares of common stock and Series B warrants for a total of 279,412 shares of common stock. Univest Securities served as our exclusive placement agent in connection with the offering. We paid Univest Securities a cash fee equal to seven percent of the aggregate gross proceeds received in the offering and a non-accountable expense allowance equal to one percent of the aggregate gross proceeds received in the offering and reimbursed Univest Securities for various expenses incurred in connection with the offering. The offering was made pursuant to that certain registration statement on Form S-1, file no. 333-283178, as amended, that we originally filed with the SEC on November 12, 2024, and that was declared effective by the SEC on December 6, 2024. We received net proceeds of $8,370,000 from the offering after deducting placement agent fees and other offering expenses.

On December 18, 2024, we sold 120,337 shares of our common stock to institutional investors in a registered direct offering at a purchase price of $16.62 per share. Univest Securities served as our exclusive placement agent in connection with the offering. We paid Univest Securities a cash fee equal to eight percent of the aggregate gross proceeds received in the offering, and reimbursed Univest Securities for various expenses incurred in connection with the offering. The offering was made pursuant to that certain registration statement on Form S-3, file no. 333-269183 that we originally filed with the SEC on January 11, 2023, and that was declared effective by the SEC on January 20, 2023. We received net proceeds of $1,665,000 from the offering after deducting placement agent fees and other offering expenses.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other complementary businesses and companies during the next 12 months.

We can provide no assurance that these sources of capital will be adequate to fund our operations and expansion efforts during the next 12 months. If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing. We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the shares of common stock held by our stockholders.

We have not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. Our ability to obtain additional capital will be subject to a number of factors, including market conditions and our operating performance. These factors may make the timing, amount, terms and conditions of any proposed future financing transactions unattractive to us. If we cannot raise additional capital when needed, or if such capital cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, take advantage of future acquisition opportunities, respond to competitive pressures or unanticipated events, or otherwise execute upon our business plan. This may adversely affect our business, financial condition and results of operations and, in the extreme case, cause us to discontinue our operations.

Nasdaq Compliance

On August 26, 2024, the we received a letter from the Nasdaq Listing Qualification Staff of the Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price per share for our common stock had closed below $1.00 for more than 30 consecutive business days. We were given until February 24, 2025, to regain compliance with the rule.

On December 30, 2024, we received notice from the staff indicating that the bid price for our common stock had closed below $0.10 per share for the 13-consecutive trading day period ended December 27, 2024 and, accordingly, we would be subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) and its securities would be subject to delisting from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel.

On March 25, 2025, we received a letter from The Nasdaq stating that we had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2). We will be subject to a mandatory panel monitor for a period of one year from March 25, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff finds that we are again out of compliance with the minimum bid price requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), then the staff will issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Nasdaq hearing panel or a newly convened hearing panel if the initial panel is unavailable.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for the year ended December 31, 2024 and the nine-month period ended December 31, 2023, respectively, begin on page F-1 of this report located immediately after the signature page hereto. As a smaller reporting company, we are not required to provide supplementary financial information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management’s objectives.

As of December 31, 2024, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk.

Our management used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2024, due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2024:

1. We lacked sufficient resources in our accounting department restricting our ability to review and approve certain material journal entries which increases the likelihood that a material misstatement of interim or annual financial statements might not be prevented.

2. We lacked sufficient resources in our accounting department, which resulted in our ability to have proper segregation of duties between the preparation, review and approval certain material reconciliations related to financial reporting in a timely manner.

3. Due to our lack of sufficient resource restrictions in our accounting department, we have not established a three-way match of documents or other controls precise enough to detect a material misstatement in revenue.

To remediate these material weaknesses, we intend to conduct a thorough review of the accounting department to ensure that the staff has the appropriate training and experience. We may hire one or more accounting persons to assist us with our accounting and financial reporting function. We also intend to implement more comprehensive written policies and procedures that address separation of duties and proper accounting and financial reporting.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at December 31, 2024 and 2023, our statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2024, and our statements of operations, stockholders’ equity and cash flows the nine-month period ended December 31, 2023 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three-month period ended December 31, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Gary Atkinson	43	Chief Financial Officer, Secretary and Director
Alex Andre	50	Chief Financial Officer and General Counsel
Bernardo Melo	48	Chief Revenue Officer and Director
Harvey Judkowitz	80	Director
Joseph Kling	95	Director
Mathieu Peloquin	54	Director
Jay B. Foreman	63	Director

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) AI technology and consumer electronics industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; and (vi) experience as a board member of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for these board members below.

The principal occupations and business experience of our current directors are as follows:

Gary Atkinson has served as our Chief Executive Officer since May 2012 and as a member of our board of directors since August 2022. Prior to that, Mr. Atkinson served as our Interim Chief Executive Officer from November 2009 to May 2012 and as our General Counsel from January 2008 to November 2009. Mr. Atkinson is a licensed attorney in Florida and Georgia. He graduated from the University of Rochester with a bachelor’s degree in economics and received a Juris Doctorate and Masters in Business Administration from Case Western Reserve University School of Law and Weatherhead School of Management.

We believe that Mr. Atkinson is qualified to serve on our board of directors because of his strong leadership, business acumen and analytical skills along with his extensive experience in the consumer electronics industry.

Bernardo Melo has served as our Chief Revenue Officer since April 2022 and served as our Vice President of Global Sales and Marketing from 2008 to April 2022. He has also served as a member of our board of directors since July 2022. Prior to that, Mr. Melo held dual roles with us managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canadian market as well as key U.S. accounts such as Walmart.

We believe that Mr. Melo is qualified to serve as a member of our board of directors because of his sales and marketing expertise as well as his significant experience in the consumer electronics industry.

Harvey Judkowitz has served as a member of our board of directors since March 2004 and serves as the Chairman of our Audit Committee. He is licensed as a certified professional accountant in New York and Florida and has owned his own accounting firm since 1988. He also served as the Chief Executive Officer and Chairman of our board of directors of UniPro Financial Services, a diversified financial services company, up until the company was sold in September 2005. Prior to that he served as the President and Chief Operating Officer of Photovoltaic Solar Cells, Inc., a producer of photovoltaic solar cells.

We believe that Mr. Judkowitz is qualified to serve as a member of our board of directors because of his organizational leadership and management skills and his accounting expertise.

Joseph Kling has served as a member of our board of directors since May 2017. Mr. Kling has spent his entire career in the toy industry. Mr. Kling most recently served as an M&A consultant and served as a member of the board of directors of Russ Berrie & Co (currently known as Kids Brands, Inc.), a designer, importer, marketer and distributor of infant and juvenile consumer products, for 21 years advising on the acquisition of several toy companies. Mr. Kling also served as a member of the board of directors of Crown Crafts, a large distributor of infant, toddler, and juvenile consumer products, and Lancit Media Entertainment, a children’s, and family media production company that was formerly listed on the Nasdaq. Prior to that, he served as the Chief Executive Officer of View-Master Ideal, an iconic stereoscopic toy company that was publicly traded on the Nasdaq and which was later acquired by Tyco Toys in 1989. Notably, Mr. Kling has been involved in many major toy company acquisitions of brands such as Melissa & Doug and Brio.

We believe that Mr. Kling is qualified to serve as a member of our board of directors because of his success and relationships in the toy industry, his deep understanding of consumer products, and his experience with mergers and acquisitions in the toy industry.

Mathieu Peloquin has served as a member of our board of directors since December 2021. Mr. Peloquin has served as the Senior Vice-President, Marketing and Communications at Stingray Group since 2013 and oversees marketing, communication strategies, content and investor relations. Prior to joining Stingray Group, Mr. Peloquin served as the Vice President of Marketing at Transcontinental Media Inc. and Vice President of Transcontinental Media Inc.’s Digital Marketing Solutions Group from 2010 to 2013. He also held several executive positions at Reader’s Digest Magazines Canada Limited and co-founded Equinox Marketing Services. Mr. Peloquin is a certified public account, certified management accountant, and holds a Bachelor of Commerce from the School of Management of the Université du Québec à Montréal.

We believe that Mr. Peloquin is qualified to serve as a member of our board of directors because of his more than 20 years of experience as an expert marketer, strategist, and inspiring leader.

Jay B. Foreman has served as a member of our board of directors since May 2022. Mr. Foreman has served as the Chief Executive Officer of Basic Fun!, which sells children’s toys under the Tonka™, Carebears™, K’NEX™, Lincoln Logs™, and Playhut™ brands, since he founded the company in 2009. Prior to that, he founded several toy companies, including Play-By-Play Toy’s and Novelties, a designer and distributor of stuffed toys, and more recently Play Along Toys, a leading toy company which was subsequently sold to Jakks Pacific in 2004. He currently chairs the Toy Industry trade show committee which is responsible for the world-famous NY Toy Fair, and has also served on the boards of directors of the Toy Association and Licensing Merchandisers association.

We believe that Mr. Foreman is qualified to serve as a member of our board of directors because of his extensive history and experience in the toy business, including his deep knowledge of licensing, operations, sales and marketing, M&A, and capital markets.

Nomination of Directors

Our Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become directors. The Nominating and Corporate Governance Committee seeks to identify director candidates based on input provided by several sources, including: (i) members of our Nominating and Corporate Governance Committee, (ii) our other directors, (iii) our stockholders, (iv) our Chief Executive Officer and Chairman of our board of directors, and (v) third parties such as professional search firms. In evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate’s credentials. Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of our board of directors. However, at a minimum, candidates for director must possess:

●	high personal and professional ethics and integrity;

●	the ability to exercise sound judgment;

●	the ability to make independent analytical inquiries;

●	the willingness and ability to devote adequate time and resources to diligently perform board of directors and committee duties; and

●	the appropriate and relevant business experience and acumen.

In addition to these minimum qualifications, the Nominating Committee also takes into account when considering whether to nominate a potential director candidate the following factors

●	whether the person possesses specific industry expertise and familiarity with general issues affecting our business;

●	whether the person’s nomination and election would enable the Board to have a member that qualifies as an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission (the “SEC”) in Item 401 of Regulation S-K;

●	whether the person would qualify as an “independent director”, as such term is defined in the Nasdaq’s stock market rules;

●	the importance of continuity of the existing composition of our board of directors to provide long term stability and experienced oversight; and

●	the importance of diversification among our board of directors, in terms of both the individuals involved and their various experiences and areas of expertise.

Committees of the Board of Directors

Audit Committee

The members of our Audit Committee are Messrs. Judkowitz, Kling and Foreman. Mr. Judkowitz serves as the Chairperson of our Audit Committee. Each of Messrs. Judkowitz, Kling and Foreman is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq applicable to audit committee members. Our board of directors has determined that Mr. Judkowitz qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq.

Our Audit Committee has the responsibility for, among other things: (i) selecting, retaining and overseeing our independent registered public accounting firm, (ii) obtaining and reviewing a report by independent auditors that describe the accounting firm’s internal quality control, and any materials issues or relationships that may impact the auditors, (iii) reviewing and discussing with the independent auditors standards and responsibilities, strategy, scope and timing of audits, any significant risks, and results, (iv) ensuring the integrity of our financial statements, (v) reviewing and discussing with our independent auditors any other matters required to be discussed by PCAOB Auditing Standard No. 1301, (vi) reviewing, approving and overseeing any transaction between us and any related person and any other potential conflict of interest situations, (vii) overseeing our internal audit department, (viii) reviewing, approving and overseeing related party transactions, and (ix) establishing and overseeing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee charter can be found online at https://ir.algoholdings.com/investor-governance.

Compensation Committee

The members of our Compensation Committee are Messrs. Judkowitz, Kling and Foreman. Mr. Kling serving as the Chairman of our Compensation Committee. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management compensation information and related information to be included in this report and proxy statements, and (v) reviewing and recommending to the board of directors for approval procedures relating to say on pay votes. The Compensation Committee charter can be found online at https://ir.algoholdings.com/investor-governance.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Judkowitz, Kling and Foreman. Mr. Foreman serves as the Chairman of our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director. The Nominating and Corporate Governance Committee charter can be found online at https://ir.algoholdings.com/investor-governance.

Executive Committee

The members of our Executive Committee are Messrs. Foreman, Judkowitz, Peloquin and Atkinson. Mr. Atkinson serves as the Chairman of our Executive Committee. Our Executive Committee has the responsibility for evaluating critical matters on behalf of our full board of directors. This includes but is not limited to: (i) reviewing our monthly financial and operational performance, (ii) reviewing and recommending prospective capital markets activities, including equity offerings, debt issuances, and other financings, (iii) evaluating and recommending potential business development activities such as strategic partnerships, joint ventures, mergers, acquisitions, and divestitures, and (iv) other strategic initiatives.

Executive Officers

Gary Atkinson has served as our Chief Executive Officer since May 2012 and as a member of our board of directors since August 2022. His background appears above under “ – Board of Directors”.

Alex Andre has served as our Chief Financial Officer and General Counsel since February 2025. Mr. Andre brings us nearly 25 years of executive management, financial, legal and operational experience. He most recently served as the Chief Financial Officer of Lemnature AquaFarms Corporation, a plant-based ingredients manufacturer for the food, beverage and nutrition markets, from October 2022 to September 2023. Prior to that, Mr. Andre served as the Chief Financial Officer and General Counsel of M.H. Enterprises, Inc., the owner and franchisor of the Teriyaki Madness® restaurant brand, from March 2021 to September 2022. Before that, he served as the Chief Financial Officer of ARC Group, Inc., a national, multi-brand, multi-unit restaurant holding company, from July 2019 to March 2021, and as its General Counsel from October 2019 to March 2021. Earlier in his career, Mr. Andre served as an accountant for KPMG LLP before serving as a corporate & securities attorney for regional and international law firms.

Bernardo Melo has served as our Chief Revenue Officer since April 2022 and as a member of our board of directors since July 2022. His background appears above under “ – Board of Directors”.

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers have been involved in any of the following events during the past ten years that we consider to be material to an evaluation of their respective abilities or integrity:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. Our Code of Ethics is available on our website at https://ir.algoholdings.com/investor-governance.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2024 were timely filed by the officers, directors, and security holders required to file such forms.

Insider Trading Policy and Procedures

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by us and our officers, directors and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and all listing standards applicable to us. Each of our executive officers, directors and employees is required to read and sign our insider trading policy. A copy of our insider trading policy is attached hereto as Exhibit 19.1.

Under the policy, directors, executive officers, employees and other related persons may not: (i) buy, sell or engage in other transactions in our shares of common stock while they are aware of material non-public information; (ii) buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between us and those companies; or (iii) disclose material non-public information to any unauthorized persons outside of us. The policy restricts trading and other transactions for a limited group of our employees (including executives and directors) to defined window periods that follow our quarterly and annual earnings releases. Additionally, our executive management will also issue notices of black-out trading periods if they are aware of material transactions that they anticipate closing in the near future.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the compensation earned by or paid to our named executive officers during our fiscal years ended December 31, 2024 and the nine-month transition period ended December 31, 2023.

Name and Principal Position	Year / Period	Salary ($)	Bonus ($)	All Other Compensation (1)	Total ($)
Gary Atkison	2024	215,000	32,250	6,285	253,535
Chief Executive Officer	2023	165,385	-0-	4,142	169,527
Richard Perez (2)	2024	174,596	-0-	-0-	174,596
Chief Financial Officer
Lionel Marquis (3)	2024	134,100	10,000	8,755	152,855
Former Chief Financial Officer	2023	161,538	100,000	6,462	268,000
Bernardo Melo	2024	215,000	57,552	10,902	283,454
Chief Revenue Officer	2023	165,385	47,988	8,535	221,908

(1)	Consists of 401(k) matching contributions that we made during the respective years.

(2)	Mr. Perez was appointed as our Chief Financial Officer on January 3, 2024 and was terminated as our Chief Financial Officer on February 13, 2025.

(3)	Mr. Marquis resigned as our Chief Financial Officer on December 31, 2023.

Outstanding Option and Stock Awards

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under stock option awards issued to the named executive officers as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gary Atkinson	8	-	N/A	1,440	3/31/2026	N/A	N/A	N/A	N/A
	17	-	N/A	2,820	5/3/2027	N/A	N/A	N/A	N/A
	67	-	N/A	800	5/24/2032	N/A	N/A	N/A	N/A
	8	-	N/A	1,730	8/16/2032	N/A	N/A	N/A	N/A

Lionel Marquis	3	-	N/A	1,440	3/31/2026	N/A	N/A	N/A	N/A
	8	-	N/A	2,820	5/3/2027	N/A	N/A	N/A	N/A
	50	-	N/A	800	5/24/2032	N/A	N/A	N/A	N/A
	5	-	N/A	1,730	8/16/2032	N/A	N/A	N/A	N/A

Bernardo Melo	4	-	N/A	1,020	6/30/2025	N/A	N/A	N/A	N/A
	17	-	N/A	1,920	8/10/2026	N/A	N/A	N/A	N/A
	33	-	N/A	2,820	5/3/2027	N/A	N/A	N/A	N/A
	8	-	N/A	1,320	12/25/2031	N/A	N/A	N/A	N/A
	50	-	N/A	800	5/24/2032	N/A	N/A	N/A	N/A
	5	-	N/A	1,730	8/16/2032	N/A	N/A	N/A	N/A

Employment Agreements

Effective April 22, 2022, we entered into employment agreements with Gary Atkinson to serve as our Chief Executive Officer and Bernardo Melo to serve as our Chief Revenue Officer. The agreements are for a term of three years with automatic renewals for successive one-year terms, unless either party provides notice of its intention not to extend. As compensation for their service as executives, the executives will each receive: (i) a base salary per annum of $215,000 that automatically increases to $225,000 on the first anniversary of the effective date (the “Base Salary”); (ii) eligibility to earn an annual bonus (the “Annual Bonus”); (iii) eligibility to participate in our 2022 Equity Incentive Plan, or any successor plan.

In the event the employment of the executives is terminated by us without “Cause” or by the executives for “Good Reason” (as each such defined in the Employment Agreements), Messrs. Atkinson and Melo will receive severance in a lump sum payment equal to two times the sum of the executive’s base salary and annual bonus for the year in which the termination occurs. The Employment Agreements also provides for payments to the executive of certain amounts in the event of the executive’s death or disability (as defined in the Employment Agreement).

Effective February 13, 2025, we entered into an employment agreement with Alex Andre to serve as our Chief Financial Officer and General Counsel. Under the terms of the agreement, we agreed to pay Mr. Andre an annual base salary of $275,000 which automatically increases to $300,000 on the six-month anniversary of the effective date. Mr. Andre is eligible to receive an annual bonus of up to 30% of his annual base salary. Mr. Andre received a non-qualified stock option to purchase 23,818 shares of our common stock and a restricted stock award for 23,818 shares of our common stock on February 13, 2025. The option has a ten-year term, subject to any earlier termination following cessation of Mr. Andre’s service with us, and an exercise price per share equal to the closing price of our common stock as reported by the Nasdaq on February 13, 2025. The restricted stock award and option shall each vest over four years as follows: (a) 25% of the shares underlying the restricted stock award and option shall vest on the first anniversary of the grant date; and (b) six and one-quarter percent (6.25%) of the shares underlying the restricted stock award and option shall vest each quarter thereafter, subject to Mr. Andre’s continued service with us through each applicable vesting date.

Executive Bonus Plan

On April 22, 2022, our Board of Directors approved a bonus plan for our executive officers. Under the plan, our executive officers are eligible to receive a cash bonus, stock options, and stock grants based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the applicable fiscal year. The value of the cash bonus and number of shares of stock underlying stock options and stock grants increases as the ratio of EBITDA to net sales increases.

Director Compensation

The following table sets forth all compensation earned or paid to our directors who served during all or a portion of the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Harvey Judkowitz	27,000	10,000	37,000
Joseph Kling	21,000	10,000	31,000
Jay Foreman	27,500	10,000	37,500
Mathieu Peloquin	25,000	10,000	35,000
Gary Atkinson	-0-	10,000	10,000
Bernardo Melo	-0-	10,000	10,000
James Turner(2)	3,000	10,000	13,000
Kenneth Cragun(2)	3,000	10,000	13,000
Henry Nisser(2)	3,000	-0-	3,000

(1)	Represents the grant date fair value of the awards calculated in accordance with ASC Topic 718, Compensation – Stock Compensation. A summary of the assumptions made in the valuation of these awards is provided herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and in our consolidated financial statements beginning on page F-1 of this report.

(2)	On September 5, 2024, Messrs. Turner, Cragun and Nisser resigned from our board of directors.

We compensate the members of our board of directors as follows:

●	An annual cash payment of $15,000 for each completed full year of service or prorated for a partial year.

●	An annual stock grant of stock equivalent in value to $10,000 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the annual stockholder meeting.

●	A $1,000 fee for each board meeting and annual meeting attended. Committee meetings and telephone board meetings will be compensated for with a $500 fee.

●	All expenses are reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

401(k) Plan

Effective January 1, 2001, we adopted a voluntary 401(k) plan. All employees with at least 90 days of service are eligible to participate in our 401(k) plan. We make a matching contribution of 100% of the first three percent of salary deferral contributions, plus 50% of the next two percent of salary deferral contributions, for each payroll period. The matching contributions that we make are vested in full immediately.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We have a strict policy of not granting securities to our executive officers, directors and employees when material nonpublic information is known or a material transaction is anticipated to occur.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. We do not follow a predetermined schedule for the granting of equity awards. Instead, each grant is considered on a case-by-case basis to align with our strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, our board of directors and compensation committee consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. Procedures utilized by our board of directors and compensation committee to prevent the improper use of material nonpublic information in connection with the granting of equity awards include consultation with legal counsel and, where appropriate, the delay of the grant of applicable equity awards until the public disclosure of such material nonpublic information has been completed.

We are committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We regularly review our policies and practices related to equity awards to ensure that they meet the evolving standards of corporate governance and continue to serve the best interests of us and our stockholders.

During the year ended December 31, 2024, no securities were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed material nonpublic information.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table and the notes thereto set forth, as of April 14, 2025, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

The beneficial owners and number of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of April 14, 2025 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated and subject to community property laws where applicable, we believe that each person or entity named below has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o Algorhythm Holdings, Inc., 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Gary Atkinson (2)	160	*
Alex Andre (3)	23,818	*
Bernardo Melo (2)	219	*
Harvey Judkowitz (2)	103	*
Joseph Kling (2)	31	*
Mathieu Peloquin (2)	95	*
Jay Foreman (2)	337	*
All officers and directors as a group (7 persons)	693	*

* Less than one percent.

(1) This table has been prepared based on 2,394,829 shares of our common stock outstanding on April 14, 2025.

(2) Includes for the applicable person the following outstanding stock options to purchase shares of our common stock that are underlying stock option awards issued under the 2022 Plan and other stock option awards which will be vested and exercisable within 60 days of April 14, 2025: (i) 101 shares of common stock underlying stock options held by Gary Atkinson, (ii) 118 shares of common stock underlying stock options held by Bernardo Melo, (iii) 29 shares of common stock underlying stock options held by Harvey Judkowitz, (iv) 22 shares of common stock underlying stock options held by Joseph Kling, and (v) 83 shares of common stock underlying stock options held by each of Mathieu Peloquin and Jay Foreman.

(3) Includes a restricted stock award for 23,818 shares of common stock for which Mr. Andre holds the voting rights.

2022 Equity Incentive Plan

On April 12, 2022, our board of directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan. The plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards, to our employees, officers, directors, consultants, agents, advisors, and independent contractors.

The maximum number of shares of common stock that was initially available for issuance under the plan was 1,167 shares of common stock. On the first day of each of our fiscal years thereafter, this number is increased by the lesser of: (i) five percent of the number of shares of our common stock that were outstanding on the last day of our immediately preceding fiscal year, calculated on a fully diluted, (ii) 167 shares, and (iii) such lesser number as our board of directors may determine. Any shares of common stock underlying awards that lapse, terminate, expire prior to exercise, are canceled or are forfeited are added to the number of shares of commons stock available for issuance under the plan.

As of December 31, 2024, there were 1,500 shares of common stock authorized for issuance under the plan. Of this amount, awards representing 1,183 shares of common stock had been granted under the plan and 317 shares remained available for issuance under the plan.

The following table summarizes our equity compensation plan information as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	352	$1,228	318
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	352	$1,228	318

Item 13. Certain Relationships and Related Transactions, and Director Independence.

A transaction may be a related person transaction if any of our directors, executive officers, owners of more than five percent of our common stock, or their immediate family were involved in a transaction in which we were or are to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years. We engaged in the following related persons transactions since the beginning of our last fiscal year or any currently proposed transaction.

Regalia Ventures Stock Transactions

On November 20, 2023, we entered into a stock purchase agreement with Regalia Ventures pursuant to which we sold 5,495 shares of our common stock to Stingray Group at a purchase price of $182 per share. Net proceeds from the transaction were approximately $950,000, net of transaction fees of approximately $50,000. On November 1, 2024, we entered into a stock repurchase agreement with Regalia Ventures pursuant to which we agreed to repurchase the 5,495 shares for $472,527. On February 18, 2025, the date of the closing of the transaction, we issued a promissory note to Stingray Group in the amount of $472,527. On February 27, 2025, we paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who serves as a member of our board of directors.

Stingray Group Stock Transactions

On November 20, 2023, we entered into a stock purchase agreement with Stingray Group pursuant to which we sold 5,495 shares of our common stock to Stingray Group at a purchase price of $182 per share. Net proceeds from the transaction were approximately $950,000, net of transaction fees of approximately $50,000. On December 3, 2024, we entered into a stock repurchase agreement with Stingray Group pursuant to which we agreed to repurchase the 5,495 shares for $285,714. We agreed to issue a promissory note to Stingray Group in the principal amount of the purchase price of the shares at the closing of the transaction. On February 18, 2025, the date of the closing of the transaction, we issued a promissory note to Stingray Group in the amount of $285,714. On April 3, 2025, we paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of our board of directors.

Stingray Holdings Music Subscription Agreement

We have a music subscription sharing agreement with Stingray Group. For the year ended December 31, 2024 and the nine-month transition period ended December 31, 2023, we received music subscription revenue of 780,000 and $602,000, respectively. As of December 31, 2024 and 2023, we had $212,000 and $269,000, respectively, due from Stingray Group for music subscription reimbursement. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of our board of directors.

SMCB

VIE Analysis

We determined that SMCB, which is a subsidiary of SemiCab, Inc., is a VIE as we provide financial support to SMCB. While not contractually obligated, SMCB currently relies on our reimbursement of certain costs under a intercompany services agreement (“MSA”) whereby SMCB agrees to provide IT software development services to SemiCab, Inc. US operations. In exchange, under the MSA, we grant intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2025. As a result of this relationship and the financial support provided by us under the loan agreement described below, SMCB has been determined to be a VIE.

We further determined that we are not the primary beneficiary of SMCB because we do not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, we have not consolidated SMCB’s results of operations and financial position in our consolidated financial statements.

Pursuant to the terms of the asset purchase agreement that we entered into on June 11, 2024, we entered into an option agreement that granted SemiCab Holdings the right to acquire all of the issued and outstanding equity securities of SMCB for 1,605 shares of our common stock. We did not exercise this right and the option agreement expired on August 31, 2024.

Loan Agreement

We are a party to a loan agreement with SMCB dated March 22, 2024. Under the loan agreement, we agreed to loan up to $2,500,000 to SMCB. The loans are anticipated to be made in tranches. Disbursements of any tranches are fully at our discretion. Each tranche has a repayment period of five years. The loans can be repaid at any time prior to the five- year maturity date without penalty. Interest on the loans accrues at a rate of six percent per year and is payable quarterly.

As of December 31, 2024, we had made aggregate advances to SMCB in the amount of $1,777,000. During the year ended December 31, 2024, SMCB charged $637,000 for services to us that were performed under the MSA, which charges offset amounts due under the loan with SMCB. As a result, as of December 31, 2024, a total of $1,140,000 of loans were outstanding under the loan agreement, and a total of $1,360,000 remained available for future borrowings under the loan agreement as of December 31, 2024. As of December 31, 2024, SMCB had not made any interest payments due under the loan agreement. As a result, the loans were in default as of December 31, 2024.

We performed the credit risk assessment of the collectability of the notes receivable from SMCB at December 31, 2024 pursuant to ASC 326-20. Due to uncertainties associated with the loans, we accrued a reserve in the amount of $439,000 as of December 31, 2024.

Review, Approval or Ratification of Transactions With Related Persons

We believe that the terms of all of our transactions with related parties are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party. Our audit committee is charged with the responsibility to review, approve and oversee any transaction between us and any related parties and to develop policies and procedures for the audit committee’s approval of related-party transactions. While we do not maintain a formal written policy with respect to related-party transactions, our audit committee and board of directors routinely review potential transactions that we have identified as related parties prior to the consummation of the transaction to ensure that the transaction is commercially reasonable and reflects market terms. Each transaction is reviewed to determine that a related party transaction is entered into by us with the related party pursuant to normal competitive negotiation and on terms no more favorable than with an unrelated third party. We also generally require, unless prohibited by law, that all related parties recuse themselves from negotiating and voting on behalf of us in connection with proposed transactions to which they would be a party.

Item 14. Principal Accountant Fees and Services.

Fees and Services

Marcum LLP served as our independent registered public accounting firm for the year ended December 31, 2024 and for part of our nine-month transition period ended December 31, 2023. EisnerAmper LLP served as our independent registered public accounting firm for part of our nine-month transition period ended December 31, 2023. We paid audit fees of $ 404,000 to Marcum LLP for services performed for the year ended December 31, 2024, and $215,000 for services performed for our nine-month transition period ended December 31, 2023. We paid audit fees of $31,000 to EisnerAmper LLP for services performed for our nine- month transition period ended December 31, 2023.

Audit Fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports, the review of our registration statements and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following consolidated financial statements and reports of our independent registered public accounting firms are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets at December 31, 2024 and 2023.

●	Consolidated Statements of Operations for the Year Ended December 31, 2024 and the Nine-Month Period Ended December 31, 2023.

●	Consolidated Statements of Stockholders’ Deficit for the Year Ended December 31, 2024 and the Nine-Month Period Ended December 31, 2023.

●	Consolidated Statements of Cash Flows for the Year Ended December 31, 2024 and the Nine-Month Period Ended December 31, 2023.

●	Notes to Consolidated Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the consolidated financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 23, 2022, by and between Algorhythm Holdings and Aegis Capital Corp. (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on May 27, 2022)

1.2	At-The-Market Issuance Sales Agreement, dated February 15, 2023, by and between Algorhythm Holdings and Aegis Capital Corp. (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on February 17, 2023).

2.1	Asset Purchase Agreement dated June 11, 2024, between Algorhythm Holdings, SemiCab, Inc. and SemiCab Holdings, LLC (incorporated by reference to Exhibit 2.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on June 12, 2024).

2.2	Amendment No. 1 to Asset Purchase Agreement dated July 1, 2024, among Algorhythm Holdings, SemiCab, Inc. and SemiCab Holdings LLC (incorporated by reference to Exhibit 2.2 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on July 5, 2024).

3.1	Certificate of Incorporation of Algorhythm Holdings filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 14, 1999 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings’ registration statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings’ Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on March 27, 2001 (incorporated by reference to Exhibit 3.13 in Algorhythm Holdings’ registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 4, 2001 (incorporated by referenced to Exhibit 3.12 in Algorhythm Holdings’ registration statement on Form SB-2 filed with the SEC on April 11, 2001).

3.5	Certificate of Correction to Corrected Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 20, 2001 (incorporated by reference to Algorhythm Holdings’ Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.6	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on January 27, 2006 (incorporated by reference to Algorhythm Holdings’ Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.7	Certificate for Renewal and Revival of Charter filed with Delaware Secretary of State on September 25, 2012 (incorporated by reference to Algorhythm Holdings’ Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.8	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 19, 2022 (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.9	Amended By-Laws of Algorhythm Holdings (incorporated by reference to Exhibit 3.14 in Algorhythm Holdings’ Transition Report on Form 10-KTSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

3.10	Certificate of Amendment of Certificate of Incorporation dated August 27, 2024 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on September 6, 2024).

3.11	Amendment No. 1 to Amended By-laws, effective October 18, 2024 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on October 21, 2024).

3.12	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State on January 14, 2025 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on January 17, 2025).

4.1	Description of Registrant’s Securities (incorporated by reference to Algorhythm Holdings’ Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

10.1	Lease for Lakeside Plaza executive offices dated July 31, 2011 by and between Algorhythm Holdings and Lakeside IV, LLC (incorporated by reference to Algorhythm Holdings’ Current Report on Form 10-KT filed with the SEC on June 29, 2011).

10.2	Lease for Ontario, CA warehouse dated January 31, 2013 by and among Algorhythm Holdings, Majestic-CCCIV Partners and NM Majestic Holdings, LLC (incorporated by reference to Algorhythm Holdings’ Current Report on Form 10-KT filed with the SEC on June 28, 2013).

10.3	First Amendment to Standard Industrial Lease dated June 15, 2020 by and among Algorhythm Holdings, Majestic-CCCIV Partners and NM Majestic Holdings, LLC (incorporated by reference to Algorhythm Holdings’ Transition Report on Form 10-KT filed with the SEC on August 13, 2020).

10.4+	The Singing Machine 2022 Equity Incentive Plan (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on April 18, 2022)

10.5+	Employment Agreement by and between Algorhythm Holdings and Gary Atkinson (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.6+	Employment Agreement by and between Algorhythm Holdings and Bernardo Melo (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.7	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.8+	Amended and Restated Employment Agreement by and between Algorhythm Holdings and Lionel Marquis (incorporated by reference to Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.9	Agreement of Lease by and between MICS Nomad, LLC and OAC 111 Flatiron, LLC and OAC Adelphi, LLC, dated August 1, 2023 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.10	Form of Stock Purchase Agreement dated November 20, 2023 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on November 22, 2023).

10.11	Loan Agreement by and between Algorhythm Holdings and Oxford Commercial Finance dated March 28, 2024 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.12	Revolving Credit Note dated March 28, 2024 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.13	Security Agreement by and between Algorhythm Holdings and Oxford Commercial Finance dated March 28, 2024 (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.14	Operating Agreement between Algorhythm Holdings, SemiCab Holdings, LLC and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on June 12, 2024).

10.15	At-The-Market Issuance Sales Agreement by and between Algorhythm Holdings and Ascendiant Capital Markets, LLC, dated June 26, 2024 (incorporated by reference to Exhibit 1.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on June 27, 2024).

10.16	Amendment to At-The-Market Issuance Sales Agreement by and between Algorhythm Holdings and Ascendiant Capital Markets, LLC, dated July 8, 2024 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on July 9, 2024).

10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.18	Form of Original Issue Discount Senior Secured Note (incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.19	Form of Guarantee (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on October 24, 2024)

10.20	Stock Repurchase Agreement dated November 1, 2024 (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 7, 2024)

10.21	Form of Series A Warrant dated December 4, 2024 (incorporated by reference to Exhibit 4.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.22	Form of Series B Warrant dated December 4, 2024 (incorporated by reference to Exhibit 4.2 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.23	Form of Pre-Funded Warrant dated December 4, 2024 (incorporated by reference to Exhibit 4.3 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.24	Form of Securities Purchase Agreement dated December 4, 2024 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.25	Placement Agency Agreement dated December 4, 2024 (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.26	Stock Repurchase Agreement dated December 3, 2024 (incorporated by reference to Exhibit 10.3 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.27	Form of Securities Purchase Agreement dated December 17, 2024 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 18, 2024).

10.28	Placement Agency Agreement dated December 17, 2024 (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on December 18, 2024).

10.29+	Employment Agreement, dated February 12, 2025, between Algorhythm Holdings, Inc. and Alex Andre (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on February 18, 2025).

10.30	Stock Option, dated February 13, 2025, issued by Algorhythm Holdings, Inc. to Alex Andre (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on February 18, 2025).

10.31	Restricted Stock Award, dated February 13, 2025, issued by Algorhythm Holdings, Inc. to Alex Andre (incorporated by reference to Exhibit 10.3 in Algorhythm Holdings’ Current Report on Form 8-K filed with the SEC on February 18, 2025).

19.1*	Algorhythm Holdings Insider Trading Policy

21.1	List of subsidiaries of Algorhythm Holdings (incorporated by reference to Exhibit 21 in the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2024).

23.1*	Consent of Marcum LLP

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Alex Andre, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
97	Algorhythm Holdings Clawback Policy (incorporated by reference to Exhibit 97 in Algorhythm Holdings’ Transition Report on Form 10-KT filed with the SEC on April 15, 2024).

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Algorhythm Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: April 15, 2025	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2025	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Algorhythm Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Atkinson	Chief Executive Officer and Director	April 15, 2025
Gary Atkinson	(Principal Executive Officer)

/s/ Alex Andre	Chief Financial Officer and General Counsel	April 15, 2025
Alex Andre	(Principal Financial Officer)

/s/ Harvey Judkowitz	Director	April 15, 2025
Harvey Judkowitz

/s/ Joseph Kling	Director	April 15, 2025
Joseph Kling

/s/ Jay Foreman	Director	April 15, 2025
Jay Foreman

/s/ Mathieu Peloquin	Director	April 15, 2025
Mathieu Peloquin

/s/ Bernardo Melo	Director	April 15, 2025
Bernardo Melo

Algorhythm Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Algorhythm Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Algorhythm Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2024 and the nine month transition period from April 1, 2023 through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the nine month transition period from April 1, 2023 through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reserve for Sales Returns:

As discussed in Note 3 to the consolidated financial statements, the Company estimates the sales value of goods to be returned from our allowance programs for goods returned from the customer for various reasons, whereby a reserve for sales returns is recorded based on historic return amounts, specific events as identified and management estimates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimates for variable consideration. Our procedures also included, among others, (1) evaluating the estimated sales return reserve based on historical sales returns experience; (2) evaluating the Company’s ability to accurately estimate the sales return reserve by comparing historically recorded reserves to the actual amount that was ultimately claimed by the retailers; and (3) evaluating the impact of returns and notification from customers regarding returns subsequent to year-end on the estimated sales returns reserve.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania

April 15, 2025

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Current Assets
Cash	$7,550,000	$6,703,000
Accounts receivable, net of allowances of $274,000 and $174,000, respectively	4,373,000	7,308,000
Accounts receivable, related party	212,000	269,000
Note receivable - related party	701,000	-
Inventory	2,186,000	6,871,000
Returns asset	1,621,000	1,919,000
Prepaid expenses and other current assets	120,000	136,000
Total Current Assets	16,763,000	23,206,000

Property and equipment, net	284,000	404,000
Operating leases - right of use assets	95,000	3,926,000
Other non-current assets	29,000	179,000
Intangible assets, net	345,000	-
Goodwill	786,000	-
Total Assets	$18,302,000	$27,715,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$3,808,000	$7,616,000
Accrued expenses	4,224,000	2,614,000
Refund due to customer	38,000	1,743,000
Customer prepayments	-	687,000
Reserve for sales returns	3,355,000	3,390,000
Warrant liability	16,603,000	-
Current portion of notes payable to related parties	265,000	-
Other current liabilities	145,000	159,000
Total Current Liabilities	28,438,000	16,209,000

Notes payable to related parties, net of current portion	385,000	-
Operating lease liabilities, net of current portion	-	3,925,000
Other liabilities	-	3,000
Total Liabilities	28,823,000	20,137,000

Commitments and Contingencies

Shareholders’ (Deficit) Equity
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock $0.01 par value; 100,000,000 shares authorized; 470,825 and 32,090 shares issued and outstanding at December 31, 2024 and 2023.	5,000	-
Additional paid-in capital	39,682,000	33,493,000
Accumulated deficit	(49,172,000)	(25,915,000)
Non-controlling interest	(1,036,000)	-
Total Algorhythm Holdings Shareholders’ (Deficit) Equity	(10,521,000)	7,578,000

Total Liabilities and Shareholders’ (Deficit) Equity	$18,302,000	$27,715,000

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Nine Months Ended
	December 31, 2024	December 31, 2023

Net Sales	$23,494,000	$29,198,000

Cost of Goods Sold	18,713,000	23,008,000

Gross Profit	4,781,000	6,190,000

Operating Expenses
Selling expenses	2,874,000	3,717,000
General and administrative expenses	12,240,000	8,616,000
Impairment of goodwill	3,592,000	-
Total Operating Expenses	18,706,000	12,333,000

Loss from Operations	(13,925,000)	(6,143,000)

Other (Expense) Income
Change in fair value of warrant liability	334,000	-
Loss on issuance of warrants	(8,889,000)	-
Interest expense	(1,887,000)	(299,000)
Other income	-	44,000
Total Other Expense	(10,442,000)	(255,000)

Loss Before Income Tax Benefit	(24,367,000)	(6,398,000)

Income Tax Provision	-	-

Net Loss	(24,367,000)	(6,398,000)

Net Loss Attributable to Non-controlling Interest	1,110,000	-

Net Loss Available to Common Stockholders	$(23,257,000)	$(6,398,000)

Loss per common share
Basic and diluted	$(353.87)	$(263.04)

Weighted Average Common and Common
Equivalent Shares:
Basic and diluted	65,722	24,323

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2024 and Nine Months Ended December 31, 2023

	Common Stock		Additional Paid in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at March 31, 2023	15,837	$-	$29,848,000	$-	$(19,517,000)	$10,331,000

Net loss	-	-	-	-	(6,398,000)	(6,398,000)
Sale of common stock, net of offering costs	16,253	-	3,529,000	-	-	3,529,000
Stock based compensation	-	-	110,000	-	-	110,000
Other	-	-	6,000	-	-	6,000
Balance at December 31, 2023	32,090	$-	$33,493,000	$-	$(25,915,000)	$7,578,000

Net loss	-	-	-	(1,110,000)	(23,257,000)	(24,367,000)
Sale of common stock and pre-funded warrants, net of offering cost	418,927	4,000	4,881,000	-	-	4,885,000
Stock based compensation	5,099	-	630,000	-	-	630,000
Common stock issued for purchase of SemiCab Inc	3,209	-	494,000	-	-	494,000
Subsidiary interests issued for purchase of SemiCab Inc	-	-	-	74,000	-	74,000
Repurchase of common shares - related parties	-	-	(758,000)	-	-	(758,000)
Issuance of common stock with debt	11,500	1,000	942,000	-	-	943,000

Balance at December 31, 2024	470,825	$5,000	$39,682,000	$(1,036,000)	$(49,172,000)	$(10,521,000)

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Nine Months Ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities
Net loss	$(24,367,000)	$(6,398,000)
Adjustments to reconcile net loss to net cash (used in), provided by operating activities:
Depreciation	192,000	287,000
Amortization of intangible assets	30,000	-
Impairment of goodwill from purchase of SemiCab Inc	3,592,000	-
Impairment on note receivable - SCMB	439,000	-
Reduction in SMCB loan in exchange for services	637,000	-
Provision for estimated cost of returns	299,000	(1,364,000)
Change in fair value of warrant liability	(334,000)	-
Loss on issuance of warrants	8,889,000	-
Amortization of debt discount and issuance costs	1,520,000	-
Provision for inventory obsolescence	918,000	1,798,000
Reserve for sales returns	(35,000)	2,490,000
Credit losses	14,000	8,000
Non-cash effect on termination of operating lease	(280,000)	-
Net gain from disposal of property and equipment	-	(44,000)
Stock based compensation	630,000	110,000
Amortization of right of use assets	236,000	510,000
Changes in operating assets and liabilities:
Accounts receivable	3,114,000	(5,241,000)
Accounts receivable - related parties	57,000	(30,000)
Inventories	3,767,000	415,000
Prepaid expenses and other current assets	29,000	215,000
Other non-current assets	-	76,000
Accounts payable	(4,540,000)	5,847,000
Accrued expenses	(1,076,000)	348,000
Prepaids from customers	-	103,000
Refunds due to customers	(2,392,000)	1,743,000
Operating lease liabilities	105,000	(462,000)
Net cash (used in) provided by operating activities	(8,556,000)	411,000

Cash flows from investing activities
Purchase of property and equipment	(70,000)	(68,000)
Pre Acquistion advances to SemiCab	(415,000)	-
Cash received from purchase of SemiCab Inc	17,000	-
Disposal of property and equipment	-	54,000
Advances to SMCB	(1,777,000)	-
Net cash used in investing activities	(2,245,000)	(14,000)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of offering costs	12,932,000	3,529,000
Payments on merchant cash advances payable	(631,000)	-
Proceeds from issuance of senior secured notes, net of discounts	2,000,000	-
Payment of senior secured notes	(2,353,000)	-
Payment of debt issuance costs	(225,000)	-
Other	(75,000)	(118,000)
Net cash provided by financing activities	11,648,000	3,411,000
Net change in cash	847,000	3,808,000

Cash at beginning of year	6,703,000	2,895,000
Cash at end of period	$7,550,000	$6,703,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$591,000	44,000

Non-Cash investing and financing cash flow information:
Common stock and subsidiary interests issued for purchase of SemiCab Inc	$568,000	$-
Right of use assets exchanged for lease liabilities	$136,000	$3,874,000
Issuance of common stock with debt	$943,000	$-
Repurchase of common shares - related parties	$758,000	$-
Effect of extinguishment of advances to SemiCab Inc.	$415,000	$-

See notes to the consolidated financial statements

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 1 – Nature of Business

Algorhythm Holdings, Inc. (f/k/a The Singing Machine Company, Inc.) (the “Company”) is an artificial intelligence (“AI”) technology and consumer electronics holding company with two primary business units – SemiCab and Singing Machine. SemiCab is an AI-enabled software logistics business operated through the Company’s subsidiary, SemiCab Holdings, LLC. Singing Machine is a home karaoke consumer products business that designs and distributes karaoke products globally to retailers and ecommerce partners through the Company’s subsidiary, The Singing Machine Company, Inc.

The Company’s operations include its wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“Singing Machine”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”), and MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”), and its 80%-owned subsidiary, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”).

During 2023, the Company’s board of directors approved a change in the Company’s fiscal year end from March 31 to December 31.

Effective September 5, 2024, the Company’s Certificate of Incorporation was amended to change the name of the Company from “The Singing Machine Company, Inc.” to “Algorhythm Holdings, Inc.”

On January 13, 2025, the Company’s stockholders voted to authorize the Company’s board of directors to effect a reverse stock split of the Company’s outstanding shares of common stock at a specific ratio within a range of 1-for-10 to a maximum of 1-for-250 and to amend the Company’s certificate of incorporation to increase the number of authorized common stock from 100,000,000 to 800,000,000 shares. On January 14, 2025, the Company’s board of directors approved a reverse stock split of 1-for-200 ratio and approved the filing of a certificate of amendment to the Company’s certificate of incorporation to effect the reverse stock split and to increase the Company’s authorized shares of common stock from 100,000,000 to 800,000,000. The reverse stock split took effect on Monday February 10, 2025. All current and prior year balances have been adjusted to reflect the reverse stock split.

Note 2 – Liquidity, Going Concern and Management Plans

As of December 31, 2024, the Company’s cash balance was $7,550,000. This will not be sufficient to fund its planned operations for at least one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and that the realization of assets and satisfaction of liabilities and commitments will continue in the ordinary course of business.

The Company plans to finance operations by obtaining additional capital through external sources of financing. It may attempt to obtain additional capital through the sale of equity securities or the issuance of debt securities. The Company has not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to the Company, if at all.

In making this assessment, management performed a comprehensive analysis of the Company’s current circumstances including its financial position, cash flow and outflow forecasts, and obligations and debts. Although management has a recent history of successful capital raises, the analysis used to determine the Company’s ability to continue as a going concern does not include cash resources outside the Company’s direct control that management expects to be available within the next 12 months.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries SMCL, SMCM, SMH, Singing Machine”, MICS Hospitality, MICS, MICS Hospitality Management, MICS NY, and its eighty percent (80%)-owned subsidiary, SemiCab Holdings. All intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

The Company evaluates its business relationships with related parties to identify potential Variable Interest Entities (“VIEs”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. The Company will consolidate any VIE in which it is deemed to be the primary beneficiary of the VIE. The Company will be deemed to be the primary beneficiary of the VIE if the Company has a controlling financial interest in the VIE. A controlling financial interest has the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met and, then the Company will consolidate that VIE into its consolidated financial statements.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

As prescribed by ASC 810, if the Company holds a variable interest in an entity that is a VIE, but the Company is not the entity’s primary beneficiary, then the Company must disclose the methodology (e.g., significant judgments and assumptions made) that it used to determine that it is not the primary beneficiary of the VIE. Additional information required includes information about the types of involvement considered significant, and those considered in the determination of whether the reporting entity is the primary beneficiary.

Furthermore, if the Company provides or intends to provide financial or other support, whether explicitly or implicitly, to the VIE when not contractually required to, the Company must disclose the type and amount of the support along with the primary reasons for providing the support. Both qualitative and quantitative information about the Company’s involvement with the VIE must be disclosed, including the nature, purpose, size, and activities of the VIE and how the VIE is financed.

The Company determined that SMCB Solutions Private Limited, an Indian Company (“SMCB”), is a VIE because the Company provides financial support to SMCB in the form of a loan agreement to fund SMCB’s operations. The Company further determined that it is not the primary beneficiary of SMCB because the Company does not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, the Company has not consolidated SMCB’s results of operations and financial position in its consolidated financial statements.

Reclassification of Prior Periods Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include allowance for credit losses, provision for excess and obsolete inventory, reserve for sales returns, co-op promotion incentives, accruals relating to litigation, goodwill, share-based compensation expense and warrant liability.

Segment Reporting

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”) for the purposes of ASC 280. The CODM concluded that the Company operates two reportable segments. One segment consists of its SemiCab business and the other segment consists of its Singing Machine business. The CODM manages the Company’s operations and business separately for each operating segment and uses net loss to allocate resources, making operating decisions and evaluating financial performance. The CODM also uses net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in various operating activities and other capital allocation activities. See Note 15 – Segment Information and Revenue Disaggregation – Segment Information.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Accounts Receivable and Allowances for Expected Credit Losses

The Company recognizes credit losses in accordance with Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company recognizes an allowance for credit losses at the time a receivable is recorded based on its estimate of expected credit losses and adjusts this estimate over the life of the receivable as needed. The Company evaluates specific identified risks and the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts. As needed, amounts are written-off when determined to be uncollectible.

Inventory

Inventory is comprised primarily of electronic karaoke equipment, microphones, and accessories, and are stated at the lower of cost or net realizable value, as determined using the first in, first out method. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to cost of sales results when the estimated net realizable value of specific inventory items declines below cost. In addition, the Company reports an estimated amount for the net realizable value of expected future inventory returns (returns asset) related to the Company’s defective allowance, overstock, and warranty policies. Substantially all of the Company’s inventory consists of finished goods.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions at the acquisition date with respect to intangible assets. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. Direct transaction costs associated with the business combination are expensed as incurred. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

Goodwill

The Company evaluates its goodwill for impairment in accordance with FASB Accounting Standards Update (“ASU”) 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of goodwill exceeds its carried value.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Long Lived and Intangible Assets

The Company reviews long-lived assets and intangible assets for impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset or intangible asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the asset to its carrying value. An impairment loss is recognized when the estimated undiscounted future cash flows expected to result from the use of the asset is less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

The Company had no impairment loss related to long-lived assets or intangible assets for the year ended December 31, 2024 or the nine months ended December 31, 2023.

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

The carrying amounts of financial instruments carried at cost, including cash, accounts receivables and accounts receivable – related party, trade payables advances and notes payables and notes payable – related party approximate their fair value due to the short-term maturities of such instruments.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, as of each subsequent quarterly period end date while the warrants are outstanding and at interim dates if circumstances warrant such analysis.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the liability classified warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from liabilities to stockholders’ equity (or vice versa).

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is generated from contracts with customers. The Company recognizes revenue when the control of the goods sold is transferred to the customer, in an amount, referred to as the transaction price, that reflects the consideration to which the Company expected to be entitled in exchange for those goods. The Company determines revenue recognition utilizing the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract (promised goods or services that are distinct); (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The Company’s performance obligations are established when a customer submits a purchase order notification and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested product or service in appropriate quantities and to the location specified in the customer’s contract and/or purchase order. Revenue from sales of products is recognized at a point in time when the Company transfers control to the customer, typically at the time when the product is delivered or shipped, at which time, title passes to the customer and there are no further performance obligations with regard to the product.

The Company selectively participates in retailers’ co-op promotion incentives to maximize sales of the Company’s products on the retail floor and to assist in developing consumer awareness of new product launches by providing marketing fund allowances to its customers. As these co-op promotion initiatives are not a distinct good or service and the Company cannot reasonably estimate the fair value of the benefit it receives from these arrangements, the cost of these allowances at the time they are offered to the customers is recorded as a reduction to net sales. Co-op promotion incentives were $2,059,000 during the year ended December 31, 2024 and $2,648,000 during the nine months ended December 31, 2023.

The Company’s contracts with customers consist of one performance obligation, which is the sale of its products. The Company’s contracts have no financing elements. Payment terms are generally less than 120 days and have no further contract asset or liability obligations once control of goods is transferred to the customer. Revenue is recorded in the amount of consideration the Company expects to receive for the sale of these goods.

Costs incurred in fulfilling contracts with customers include administrative costs associated with the procurement of goods are included in general and administrative expenses, in-bound freight costs are included in the cost of goods sold and accrued sales representative commissions are included in selling expenses in the accompanying consolidated statements of operations as the Company’s underlying customer agreements are less than one year.

Reserve for Sales Returns and Returns Asset

While the Company has no overstock return privileges in its vendor agreements with its customers, it does accept defective returns, warranty exchanges and overstock from seasonal customers. The Company estimates the sales value of goods to be returned from its allowance programs for goods returned from the customer for various reasons, whereby a reserve for sales returns is recorded based on historic return amounts, specific events as identified and management estimates. The Company’s reserve for sales returns was $3,355,000 and $3,390,000 as of December 31, 2024 and 2023, respectively. The Company estimates the net realizable value of these expected future sales returns. The net realizable value of these estimated returns is classified as return assets as part of current assets on the Company’s consolidated financial statements. The Company’s return assets were $1,621,000 and $1,919,000 as of December 31, 2024 and 2023, respectively.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Shipping and Handling Costs

Shipping and handling activities are performed before the customer obtains control of the goods sold to them and are considered activities to fulfill the Company’s promise to transfer the goods. Shipping and handling expenses were $592,000 and $561,000 for the year ended December 31, 2024 and the nine months ended December 31, 2023, respectively. These expenses are classified as a component of selling expenses in the Company’s consolidated statements of operations.

Share-Based Compensation

The Company has granted stock options, warrants, restricted stock awards and restricted stock units to employees, non-employee consultants and non-employee members of its board of directors. The Company also has an equity incentive plan that provides for the issuance of equity incentive awards, such as stock options, warrants, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

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

For grants of stock options, the Company uses a blend of historical and implied volatility for traded options on its stock to estimate the expected volatility assumption required in the Black-Scholes model. The Company’s use of blended volatility estimates in computing the expected volatility assumption for stock options is based on its belief that while the implied volatility is representative of expected future volatility, the historical volatility over the expected term of the award is also an indicator of expected future volatility. The Company utilizes a blended volatility estimate that consists of implied volatility and historical volatility in order to estimate the expected volatility assumption of the Black-Scholes model.

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Compensation costs associated with grants of restricted stock awards and restricted stock units are measured at fair value, which has historically been the closing price of the Company’s common stock on the date of grant.

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

The Company evaluates the assumptions used to value stock awards on the grant date. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Income Taxes

The Company follows the provisions of FASB ASC 740, Accounting for Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

As of December 31, 2024 and 2023, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

Net Loss Per Common Share

Net loss available to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares that were outstanding during the period. Diluted net loss available to common stockholders reflects the potential dilution that could occur if securities or other contracts to acquire common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the diluted net loss available to common stockholders computation in loss periods as their effect would be anti-dilutive.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU ”) 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024 with additional disclosures detailed in the subsequent notes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, amount of income taxes separate by federal and individual tax jurisdictions, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state and foreign. ASU 2023-09 is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure on an annual and interim basis, in the notes to the financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027, on a retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

Note 4 – Business Combination

On June 11, 2024, the Company, its wholly-owned subsidiary, SemiCab Holdings, SemiCab, Inc., Ajesh Kapoor and Vivek Sehgal entered into an asset purchase agreement pursuant to which the Company agreed to purchase substantially all of the assets, and assume certain specified liabilities, of SemiCab, Inc. On July 3, 2024 (the “Acquisition Date”), the parties completed the acquisition and, on that date, the Company issued 3,209 shares of the Company’s common stock and a 20% membership interest in SemiCab Holdings to SemiCab, Inc. The Company acquired SemiCab, Inc.’s business to diversify the Company’s business.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Pursuant to the terms of the asset purchase agreement that the Company entered into on June 11, 2024, the Company entered into an option agreement that granted SemiCab Holdings the right to acquire all of the issued and outstanding equity securities of SMCB, which is a subsidiary of SemiCab, Inc., for 1,605 shares of the Company’s common stock. The Company did not exercise this right and the option agreement expired unexercised on August 31, 2024.

In connection with the asset purchase agreement, effective July 3, 2024, SemiCab Holdings entered into employment agreements with Ajesh Kapoor and Vivek Sehgal. Mr. Kapoor’s agreement is for a term of three years with an annual base salary of $140,000 for 2024, $240,000 for 2025, and $300,000 for 2026. Mr. Sehgal’s agreement is for a term of three years with an annual base salary of $105,000 for 2024, $210,000 for 2025, and $240,000 for 2026. Both executives’ salaries are subject to annual review by the board of managers of SemiCab Holdings.

The value of the consideration paid by the Company to SemiCab, Inc. for the SemiCab business was $983,000. The 3,209 shares issued to SemiCab, Inc. were valued at $494,000 on the Acquisition Date based on the trading price of the Company’s common stock on the Acquisition Date discounted for a lack of marketability. The Company recognized a non-controlling interest at fair value as of the Acquisition Date in the amount of $74,000, representing the value of the 20% membership interest in SemiCab Holdings that was issued to SemiCab, Inc. in the transaction. The 20% membership interest was valued at the Acquisition Date based on the fair value of the implied value of SemiCab Holdings based on the value of the Company’s common stock issued on the Acquisition Date. The Company recorded a measurement period adjustment during the fourth quarter of 2024 that reduced the value of finite lived intangible assets acquired in the transaction by $1,050,000. This had the effect of increasing goodwill by $1,050,000.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values:

Consideration:
Equity consideration	$494,000
Fair value of non-controlling interest	74,000
Total equity consideration	568,000
Effective extinguishment of advances to SemiCab, Inc.	415,000
Total consideration	$983,000

Identifiable net assets acquired:
Cash	$17,000
Accounts receivable	193,000
Prepaid expenses and other current assets	13,000
Property and equipment, net	3,000
Other non-current assets	14,000
Customer relationships (nine year estimated useful life)	25,000
Trade name (nine year estimated useful life)	25,000
Developed technology (six year estimated useful life)	325,000
Accounts payable and accrued expenses	(2,679,000)
Merchant cash advances payable	(631,000)
Notes payable to related parties	(650,000)
Other current liabilities	(50,000)
Net assets acquired	(3,395,000)
Goodwill	$4,378,000

Note 5 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at December 31, 2024 and 2023 is as follows:

	Useful	December 31,	December 31,
	Life	2024	2023

Computer and office equipment	5-7 years	$412,000	$404,000
Furniture and fixtures	7 years	107,000	107,000
Molds and tooling	3-5 years	2,297,000	2,228,000
		2,816,000	2,739,000
Less: Accumulated depreciation		2,532,000	2,335,000
		$284,000	$404,000

Depreciation expense was $192,000 and $287,000 for the year ended December 2024 and nine months ended December 31, 2023, respectively.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

A summary of the Company’s intangible assets at December 31, 2024 and 2023 is as follows:

	Useful	December 31,
	Life	2024

Customer relationships	9 years	$25,000
Trade name	9 years	25,000
Developed technology	6 years	325,000
		375,000
Less: Accumulated amortization		30,000
		$345,000

Amortization expense was $30,000 for the year ended December 31, 2024. The Company did not have any intangible assets or goodwill at December 31, 2023.

The Company tested the recorded amount of goodwill for impairment on December 31, 2024 to see if the carrying amount of goodwill exceeded its carried value. The Company calculated a market-based valuation utilizing inputs classified as level 3 on the fair value hierarchy by multiplying one by projected 2025 revenue for the SemiCab business. The Company determined that, as a result of the SemiCab generating less revenue than anticipated, an impairment charge of $3,592,000 should be recorded as of December 31, 2024.

The following table presents the changes in the value of the goodwill recognized in connection with the acquisition of SemiCab business:

Balance at January 1, 2024	$-0-
Goodwill from acquisition of SemiCab, Inc. on July 3, 2024	4,378,000
Impairment of goodwill	(3,592,000)
Balance at December 31, 2024	$786,000

Note 6 – Notes Payable to Related Parties

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab, Inc.’s business. The Company had accrued interest payable of $6,000 as of December 31, 2024 that was included as a component of accrued expenses on the Company’s consolidated balance sheets. The Company incurred interest expense on these loans of $36,000 for the year ended December 31, 2024.

The terms of each loan are summarized in the table below:

	Issue	Maturity		Interest
Note Holder	Date	Date	Status	Rate	Principal
Ajesh Kapoor	7/10/2021	7/10/2026	Current	9%	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	Current	9%	235,000
Vivek Sehgal	4/17/2023	10/13/2023	Default	10%	50,000
Ajesh Kapoor	5/5/2023	5/4/2024	Default	10%	50,000
Ajesh Kapoor	5/17/2023	5/16/2024	Default	10%	165,000

Balance as of December 31, 2024					$650,000

Less: current portion of notes payable to related parties					265,000

Notes payable to related parties, net of current portion					$385,000

Subsequent to December 31, 2024, the Company entered into waivers and amendments with each of the note holders who are parties to the loans described above that were in default at December 31, 2024 pursuant to which the maturity dates of the loans were extended to February 1, 2026. As a result of the execution of the waivers and amendments, the Company cured the defaults that had existed at December 31, 2024 due to non-payment on the original maturity dates of the notes.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 7 – Credit Facilities and Other Financing Arrangements

Fifth Third Bank Asset-Backed Revolving Credit Facility

On October 14, 2022, the Company entered into a loan and security agreement with Fifth Third Financial Corporation. The credit agreement established a secured asset-backed revolving credit facility that was comprised of a maximum $15,000,000 revolving credit facility. Availability under the credit facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable and eligible inventory of the Company. The Company’s obligations under the credit agreement are secured by a continuing security interest in all property of each loan party, subject to certain excluded collateral.

Costs associated with the closing of the credit agreement of $254,000 were deferred and amortized over life of the loan. During the nine months ended December 31, 2023, the Company incurred amortization expense of $215,000 associated with the amortization of deferred financing costs from the credit agreement.

Borrowings under the credit facility took the form of base rate loans at interest rates of the greater of either: (a) the Prime Rate plus 0.50%, or (b) the Secured Overnight Financing Rate 30-day term rate plus 3%, subject to a minimum of 0.050% in either case. The Company incurred interest expense of 43,000 for the nine months ended December 31, 2023.

On May 19, 2023, the Company executed a Waiver and First Amendment agreement which provided for a waiver of previous defaults and instituted new covenants. On November 17, 2023, the Company voluntarily terminated the credit agreement as the Company could not comply with the debt coverage financial covenant effective September 30, 2023. There was no balance outstanding on the credit agreement as of the termination date.

Oxford Credit Facility

On March 28, 2024, the Company entered into a loan agreement and related revolving credit note with Oxford Commercial Finance (“Oxford”). The agreement was for a two-year term and established a secured asset-backed revolving credit facility that was comprised of a maximum $2,000,000 revolving credit facility. Availability under the credit facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the borrowers. The Company’s obligations under the credit agreement were secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral.

On October 17, 2024, the Company terminated the loan agreement and note and paid Oxford a termination fee of $40,000. As of the date of termination, the Company had no outstanding amounts owed to Oxford. During the year ended December 31, 2024, the Company incurred interest expense of $77,000 for financing costs associated with the credit agreement.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Agile Capital Merchant Cash Advance

In connection with the acquisition of SemiCab, Inc.’s business, the Company assumed a merchant cash advance that was payable to Agile Capital Funding, LLC that had been incurred under a financing agreement that SemiCab, Inc. had entered into on March 22, 2024. The initial amount borrowed was $315,000, with net proceeds to SemiCab, Inc. in the amount of $300,000. Repayment terms consisted of weekly payments in the amount of $16,200 for 28 weeks for a total repayment of $453,600. The effective interest rate for the borrowings is 15% per year. The Company incurred $105,400 of interest expense under this financing agreement during the year ended December 31, 2024. As of December 31, 2024, the merchant cash advance had been repaid in full.

Cedar Advance Merchant Cash Advance

In connection with the acquisition of SemiCab, Inc.’s business, the Company assumed a merchant cash advance that was payable to Cedar Advance, LLC that had been incurred under a financing agreement that SemiCab, Inc. had entered into on May 8, 2024. The initial amount borrowed was $215,000, with net proceeds to SemiCab, Inc. in the amount of $204,300. Repayment terms consisted of weekly payments in the amount of $11,100 for 28 weeks for a total repayment of $312,000. The effective interest rate for the borrowings is 18% per year. The Company incurred $88,800 of interest expense under this financing agreement during the year ended December 31, 2024. As of December 31, 2024, the merchant cash advance had been repaid in full.

Note 8 – Commitments and Contingencies

The Company is subject to claims, suits and other proceedings from time to time in the ordinary course of business that could result in fines, civil penalties, or other adverse consequences. In accordance with the provisions of ASC Topic 450, Contingencies, the Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that it is probable that a loss has been incurred and the loss or range of loss can be estimated, the Company discloses the estimated amount of the loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

Efficient Capital Labs Settlement Agreement

On May 18, 2023, SemiCab, Inc. entered into an installment business loan agreement with Efficient Capital Labs, Inc. (“ECL”) pursuant to which SemiCab, Inc. borrowed the principal amount of $1,000,000. Repayments were originally scheduled to begin in June 2023 in equal installments of $91,667 for 13 months with an effective interest rate of 17.97%. The loan had a maturity date of May 17, 2024. On May 18, 2024, SemiCab, Inc. defaulted on the loan for non-payment.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

On May 18, 2024, SemiCab, Inc. entered into a settlement agreement with ECL pursuant to which SemiCab, Inc. agreed to pay ECL $946,666 as follows: (i) $25,000 on or before May 20, 2024; (ii) $75,000 on or before June 3, 2024; and (iii) $84,666 on or before the first business day of each of the following 10 calendar months starting on July 1, 2024.

In connection with the acquisition of the SemiCab, Inc.’s business, the Company assumed this settlement liability. As of December 31, 2024, the remaining unpaid balance of the settlement was $325,000 and was included as a component of accrued expenses on the Company’s consolidated balance sheets. The Company was in compliance with the terms of the settlement at December 31, 2024.

Derivative Litigation

On December 21, 2023, Ault Lending, LLC (“Ault Lending”), a wholly-owned subsidiary of Ault Alliance, Inc., a former shareholder of the Company, filed a derivative shareholder action in Delaware Chancery Court against the Company, its board of directors, Stingray Group, LLC (“Stingray Group”) and Regalia Ventures, LLC (“Regalia Ventures”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleges that the Company and its board of directors followed an inadequate process in evaluating the private placement transaction that the Company completed in November 2023 and that the Company and its board of directors entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. Ault Lending is seeking the following relief from the Court: (i) declarations that the defendant directors breached their fiduciary duties; and that Stingray Group and Regalia Ventures aided and abetted those breaches; (ii) rescission of the Company’s sale of shares to Stingray Group and Regalia Ventures; and (iii) damages and attorney’s fees. The Company filed a motion to dismiss the complaint. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of the litigation and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action.

OAC Flatiron & OAC Adelphi Litigation

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

During the year ended December 31, 2024, the Company abandoned its plans to continue use of the leased space and exercised its early termination provision of the Lease Agreement which was not accepted by the Landlord. Due to the abandonment of the lease, all assets related to the lease were impaired. Assets including security deposits, rent deposits and right of use assets of approximately $3,878,000 were written off during the year ended December 31, 2024.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

On July 26, 2024, the Landlord filed a civil action in the Supreme Court of the State of New York against MICS NY and the Company (“the Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleged the Defendants breached the lease in various material respects.

On September 25, 2024, the Company entered into a settlement agreement for a full release and dismissal of the complaint within five business days of the Company’s payment of $250,000. Pursuant to the settlement agreement, the Company made the first payment of $150,000 on September 25, 2024 and a final payment of $100,000 on October 25, 2024. The remaining lease liability was written off upon settlement, resulting in a loss upon termination of the lease of $4,000, net of the write off of the related lease asset discussed above. On October 29, 2024, the Landlord filed a discontinuance with prejudice.

Blue Yonder Liability

Pursuant to the asset purchase agreement with SemiCab, Inc., the Company assumed a judgement against SemiCab, Inc. regarding damages resulting from contract breach for IT subscription-based services. On March 28, 2020, SemiCab, Inc. entered into a service contract and agreement with Blue Yonder, Inc. (“Blue Yonder”) for certain IT subscription-based services. The original term of the agreement was for three years, at a price of $100,000 per year, for a total of $300,000.

On June 21, 2023, Blue Yonder filed a lawsuit claiming damages in the amount of $275,000 with the Maricopa County Superior Court in Arizona. The suit was found in favor of Blue Yonder in the amount of $509,119, subject to two separate milestone payments that would otherwise deem the entire balance due satisfied if either milestone payment is made by the Company. The first milestone payment for $175,000 and was due on July 1, 2024 and was not made. In the event this payment is made, the remaining settlement shall be deemed satisfied. If this payment is not made, the Company shall owe a total of $225,000 by October 1, 2024. In the event this payment is made, the remaining settlement shall be deemed satisfied. If neither payment is made, Blue Yonder shall be entitled to execute the full $509,119 beginning January 1, 2025. As of the date of this filing, none of the scheduled payments have been made. A liability of $509,119 has been recorded as a component of accrued expenses on the accompanying consolidated balance sheets.

On February 11, 2025, Blue Yonder filed a civil action in the Superior Court of the State of Arizona against the Company for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that the Company assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleges that, because the Company assumed these liabilities, Blue Yonder can enforce the judgment against the Company. The judgement was in the amount of $509,119. The Company have retained counsel to represent them in this matter.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 9 – Operating Leases

The Company is a party to various operating leases with rent ranging from $4,900 to $10,000 per month. All of the leases have remaining terms of less than one year. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease terms.

The following table presents supplemental information about the Company’s operating leases and future minimum annual lease payments under its operating leases as of December 31, 2024.

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Assets:
Operating lease - right-of-use assets	$95,000	$3,926,000

Liabilities
Current
Current portion of operating leases	$92,000	$84,000
Operating lease liabilities, net of current portion	$-	$3,925,000

Supplemental statement of operations information related to operating leases is as follows:

	Twelve Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023
Operating lease expense as a component of general and administrative expenses	$489,000	$717,000

Supplemental cash flow information related to operating leases is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating leases	$181,000	$656,000

Lease term and Discount Rate
Weighted average remaining lease term (years)	0.6	15.0
Weighted average discount rate	9.0%	12.0%

The following table summarizes information regarding lease maturities and balance due as follows:

Payments due by period	Amount
2025	$94,000
Less: Interest	2,000
Total operating lease liabilities
$92,000

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 10 – Stock Compensation Expense

Equity Incentive Plan

On April 12, 2022, the Company’s board of directors approved The Singing Machine Company, Inc. 2022 Equity Incentive Plan. The equity plan provides for the issuance of equity incentive awards, such as stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards to the Company’s employees, officers, directors, consultants, agents, advisors and independent contractors.

The maximum number of shares of common stock initially available for issuance under the plan was 1,167 shares of common stock and thereafter, beginning in 2023, an annual increase would occur as of the first day of the Company’s applicable fiscal equal to the lesser of: (i) five percent of the outstanding shares of common stock calculated on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year; (ii) 167 shares; and (iii) a lesser amount as determined by the Company’s board of directors. The shares of common stock subject to stock awards granted under the equity plan that lapse, terminate, expire prior to exercise, are canceled, or are forfeited, become available for issuance again under the equity plan. Shares subject to a stock award under the equity plan do not become available for issuance or delivery again under the equity plan if such shares are: (i) shares tendered by a participant or retained by the Company as full or partial payment to the Company for the exercise or purchase price of an award; or (ii) shares used to satisfy tax withholding obligations in connection with an award.

The Company’s board of directors may amend, suspend or terminate the plan or a portion of it at any time; provided, however, that to the extent required by applicable law, regulation or stock exchange rule, stockholder approval will be required for any amendment to the plan. The plan is scheduled to terminate automatically in 10 years following the earlier of: (i) the date the Company’s board of directors adopted the plan; and (ii) the date the stockholders approved the plan.

As of December 31, 2024, there were 1,500 shares of common stock authorized for issuance under the plan. Of this amount, awards representing 1,183 shares of common stock had been granted under the plan and 317 shares remained available for issuance under the plan. The Company did not issue any share-based compensation during the year ended December 31, 2024 or the nine months ended December 31, 2023. There were 33 and 238 shares forfeited during the year ended December 31, 2024 and the nine months ended December 31, 2023, respectively. There were 351 and 384 shares of common stock underlying share-based awards that were outstanding at December 31, 2024 and 2023, respectively.

Employee share-based compensation expense for the year ended December 31, 2024 and the nine months ended December 31, 2023 includes the estimated fair value of share-based awards granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the year ended December 31, 2024 and the nine months ended December 31, 2023, the Company recognized share-based compensation expense of $69,000 and $110,000, respectively.

As of December 31, 2024, there was an unrecognized expense of $33,000 remaining on stock options currently vesting over time with approximate weighted average of six months remaining until these options are fully vested. The vested options as of December 31, 2024, had no intrinsic value.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Other Equity Compensation

During the year ended December 31, 2024, the Company issued 3,873 shares of its common stock to three vendors as payment for consulting services rendered and issued 472 shares of common stock to Vivek Sehgal as bonus compensation earned under his employment agreement with SemiCab Holdings. The Company recognized compensation expense of $478,000 during the year ended December 31, 2024 in connection with these share issuances, all of which was recorded in general and administrative expenses in the Company statement of operations.

Note 11 – Net Loss Per Share

The computations of basic and dilutive loss per share of commons stock outstanding for the year ended December 31, 2024 and the nine months ended December 31, 2023 are as follows:

	Year Ended December 31, 2024	Nine Months Ended December 31, 2023
Net loss available to common shareholders	$(23,257,000)	$(6,398,000)
Basic and fully diluted weighted average shares of common stock outstanding	65,722	24,323
Basic and fully diluted net loss per share of common stock	$(353.87)	$(263.04)

The computation of the fully diluted weighted average number of shares of common stock outstanding for the year ended December 31, 2024 and the nine months ended December 31, 2023 is as follows:

	Year Ended December 31, 2024	Nine Months Ended December 31, 2023
Basic weighted average common shares outstanding	65,722	24,323
Effect of dilutive stock options	-	-

Diluted weighted average of common shares outstanding	65,722	24,323

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the potential dilution assuming shares of common stock underlying in-the-money options and warrants have been issued upon the exercise of the options and warrants and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

For the year ended December 31, 2024, 536 shares of common stock underlying stock options and 563,335 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive. For the nine months ended December 31, 2023, 569 shares of common stock underlying stock options and 4,511 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive.

Note 12 – Securities Transactions

2023 Private Placement

On November 20, 2023, the Company entered into an agreement to sell $2,000,000 of common stock through a private placement of common stock with Stingray Group and Jay Foreman, both of which were existing shareholders with representation on the Company’s board of directors. The shares of common stock were sold at $182 per share of common stock. A total of 10,990 shares of common stock were issued to them by the Company. Net proceeds from the transaction were approximately $1,900,000, net of transaction fees of approximately $100,000. During the six-month period after the closing date, the investors had the right to make a written request for registration under the Securities Act of all or any portion of the shares purchased. Neither of them exercised this right.

2023 ATM Offering

On February 15, 2023, the Company entered into an at-the-market issuance sales agreement with Aegis Capital Corp as sales agent pursuant to which the Company could offer and sell, from time to time, through the sales agent, up to $1,800,000 in shares of the Company’s common stock. For the nine months ended December 31, 2023, the Company received net proceeds of $1,654,000 from the sale of its common stock in this offering after payment of $146,000 for brokerage commissions and administrative fees to the agent. The at-the-market issuance sales agreement was terminated on May 12, 2023.

Regalia Ventures Stock Repurchase Transaction

On November 1, 2024, the Company entered into a stock repurchase agreement with Regalia Ventures pursuant to which the Company agreed to repurchase the 5,495 shares from Regalia Ventures at a price per share equal to the higher of: (i) the closing price of the common stock on the last trading day immediately preceding the date of the repurchase agreement; or (ii) the highest volume weighted average price (VWAP) of the common stock during a pricing period of 10 consecutive trading days prior to the date of the repurchase agreement. The shares of common stock to be repurchased were originally issued to Regalia Ventures on November 21, 2023, pursuant to a certain stock purchase agreement dated November 20, 2023. The Company recorded an accrued liability in the amount of the repurchase price, which was $472,527, as of December 31, 2024 as there were no further conditions that needed to be satisfied prior to the closing date other than the issuance of the promissory note and the delivery of the shares. On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Regalia Ventures in the amount of $472,527, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. On February 27, 2025, the Company paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who serves as a member of the Company’s board of directors.

Stingray Group Stock Repurchase Transaction

On December 3, 2024, the Company entered into a stock repurchase agreement with Stingray Group pursuant to which the Company agreed to repurchase the 5,495 shares from Stingray Group at a price per share equal to the higher of: (i) the closing price of the common stock on the last trading day immediately preceding the date of the repurchase agreement; or (ii) the highest VWAP of the common stock during a pricing period of 10 consecutive trading days prior to the date of the repurchase agreement. The shares of common stock to be repurchased were originally issued to the Stingray Group on November 21, 2023, pursuant to a certain stock purchase agreement dated November 20, 2023. The Company recorded an accrued liability in the amount of the repurchase price, which was $285,714, as of December 31, 2024 as there were no further conditions that needed to be satisfied prior to the closing date other than the issuance of the promissory note and the delivery of the shares. On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Stingray Group in the amount of $285,714, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. On April 3, 2025, the Company paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of the Company’s board of directors.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

October 2024 Private Placement

On October 22, 2024, the Company entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell to each purchaser: (i) an original issue discount senior secured note with a principal amount equal to such purchaser’s subscription amount divided by 0.85, and (ii) a number of shares of the Company’s common stock equal to (x) 11,500, multiplied by (y) such purchaser’s subscription amount, and divided by (z) $2,000,000. No interest would accrue on the notes unless and until an event of default occurred, upon which interest would accrue at a rate of 14% per year. The notes had a maturity date of January 22, 2025.

The Offering closed on October 24, 2024. At closing, the Company issued an aggregate of 11,500 shares of its common stock and notes in the aggregate principal amount of $2,352,941 to the purchasers for total proceeds of $2,000,000 net of original issue discount of $352,941. The Company recorded amortization of original issue discount in the amount of $352,941 during the year ended December 31, 2024, which was recorded in interest expense in other expense in the Company’s statement of operations. The 11,500 shares of common stock were valued at $943,000 on the date of issuance and were recorded as a debt issuance cost, fully amortized to interest expense during the year ended December 31, 2024. The Company repaid the notes in full during the 2024 year. Univest Securities served as the placement agent in the offering and received seven percent of the gross proceeds received by the Company and reimbursement of the legal fees of its counsel.

December 2024 Public Offering

On December 4, 2024, the Company entered into a securities purchase agreement in connection with a public offering of an aggregate of 21,000 shares of its common stock, pre-funded warrants to purchase up to 258,412 shares of common stock, Series A warrants to purchase up to 279,412 shares of common stock, and Series B warrants to purchase up to 279,412 shares of common stock. Each share of common stock, or a pre-funded warrant in lieu thereof, was sold together with the accompanying warrants to purchase one share of common stock.

The public offering price for each share of common stock and one accompanying Series A warrant and Series B warrants was $34.00. The public offering price of each pre-funded warrant and one accompanying Series A warrant and Series B warrant was $32.00. The exercise price of each pre-funded warrant is $2.00 per share. Each Series A warrant is exercisable for one share of common stock and has an initial exercise price equal to $34.00. Each Series B warrant is exercisable for one share of common stock and has an initial exercise price equal to $68.00. The Series A and B warrants have a term of five and two and one-half years, respectively, from the date the issuance of the warrants was approved by shareholders. The Company received aggregate gross proceeds upon the closing of the offering of approximately $9,000,000, before deducting placement agents’ fees and other offering expenses.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The pre-funded warrants are immediately exercisable upon issuance and may be exercised at any time until all pre-funded warrants are exercised in full. The Series A and B warrants will be exercisable only upon receipt of such shareholder approval as may be required by the applicable rules and regulations of the Nasdaq to permit the exercise of the Series A and B warrants, after which the Series A warrants will be exercisable for a period of five years and the Series B warrants will be exercisable for two and one-half years. The pre-funded warrants and Series A and B warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such pre-funded warrants or the Series A and B warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company. Additionally, the pre-funded warrants, Series A warrants, and Series B warrants include restrictions on exercise in the event the purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

The Series A and B warrants include an exercise price adjustment feature upon shareholder approval, whereby the exercise price will adjust to the greater of the lowest daily volume weighted average price during the reset period or the floor price ($6.844 per share), with a proportional increase in the number of warrant shares. The Series A and B warrants can be settled by a cash exercise or by cashless exercise, and the Series B warrants specifically can be settled by way of an alternative cashless exercise after shareholder approval is obtained, in which the Series B warrant holders can receive the same number of shares of common stock that would be issuable under a cash exercise. Upon meeting certain stock price requirements, the Company has the right to redeem any outstanding Series A and Series B warrants for $2.00 per share, provided the holders do not elect to exercise prior to redemption.

The Company assessed the pre-funded warrants under ASC 480 and ASC 815 and determined that the pre-funded warrants met the requirements to be classified in stockholders’ equity. The Company assessed the Series A and B warrants under ASC 480 and ASC 815 and determined that the Series A and B warrants will be classified as liabilities as they do not meet the requirements to be considered indexed to the Company’s own stock, due to (a) the adjustment to the exercise price tied to shareholder approval, and (b) the potential change in the settlement amount of the Series B warrants upon an alternative cashless exercise election. Additionally, the Company concluded at issuance that it would not have sufficient authorized and available shares of common stock to settle the Series A and B warrants. See Note 13 – Derivative Liability.

At inception, the estimated fair value of the Series A warrants was $5,900,000 and the Series B warrants was $11,000,000, for a total estimated fair value of $16,900,000. The total fair value exceeded the proceeds received in the offering by $8,000,000, which the Company recorded as a loss upon issuance of warrants. The Company also expensed approximately $900,000 of issuance costs incurred in the offering, resulting in a total loss on issuance of $8,889,000. The estimated fair values of the Series A and B warrants have been recorded as a derivative liability at issuance and at December 31, 2024. In the Company’s consolidated statement of operations for the year ended December 31, 2024, the Company recognized a gain of $334,000 for the change in the fair value measurement of the warrant liability.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

During December 2024, the 258,412 pre-funded warrants were exercised in full, resulting in the Company receiving $500,000 in cash proceeds.

On January 14, 2025, the Company’s stockholders approved the issuance of the Series A and B warrants that had been issued by the Company in the public offering of securities that the Company had completed on December 6, 2024, at which time all of the Series A and B warrants became exercisable. This approval triggered the adjustment to the exercise price. In connection with this approval, the holders of the Series B Warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company.

Registered Direct Offering

On December 18, 2024, the Company sold 120,337 shares of its common stock to accredited investors in a registered direct offering at a purchase price of $16.62 per share. The Company engaged Univest Securities to serve as its exclusive placement agent in connection with the offering. The Company agreed to pay Univest Securities a cash fee equal to eight percent of the aggregate gross proceeds received in the offering. It also agreed to reimburse Univest Securities for various expenses incurred in connection with the offering. The Company received net proceeds of $1,665,000 from the offering after deducting placement agent fees and other offering expenses of $335,000.

Note 13 – Derivative Liability

During the year ended December 31, 2024, the Company had derivative warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a Monte Carlo simulation model, with the key inputs described below. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval. The key inputs for each of these warrant liabilities were as follows:

Warrant Liability – Series A Warrants	Issuance Date	December 31, 2024
Stock price on valuation date	$18.00	$18.00
Exercise price	$34.00	$34.00
Number of warrants	279,412	279,412
Remaining term (years)	5.00	4.93
Annual equity volatility	113.0%	114.0%
Annual volume volatility	377.0%	379.0%
Risk-free interest rate	3.95%	4.29%
Expected stockholder approval date	January 14, 2025	January 14, 2025
Expected stockholder approval probability	50%	50%

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Warrant Liability – Series B Warrants	Issuance Date	December 31, 2024
Stock price on valuation date	$18.00	$18.00
Exercise price	$68.00	$68.00
Number of warrants	279,412	279,412
Remaining term (years)	2.50	2.43
Annual equity volatility	126.0%	120.0%
Annual volume volatility	409.0%	416.0%
Risk-free interest rate	4.00%	4.17%
Expected stockholder approval date	January 14, 2025	January 14, 2025
Expected stockholder approval probability	50%	50%

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2024:

December 31, 2024	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities	$—	$—	$16,603,000
Total liabilities	$—	$—	$16,603,000

The following table provides a roll-forward of the fair value of the derivative liabilities described above:

	Series A Warrants	Series B Warrants	Total Warrant Liabilities
Balance at December 31, 2023	$—	$—	$—
Issuances	5,901,000	11,036,000	16,937,000
Exercises	—	—	—
Loss (gain) on change in fair value	(445,000)	111,000	(334,000)
Balance at December 31, 2024	$5,456,000	$11,147,000	$16,603,000

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The following table provides a roll-forward of the number of shares of common stock underlying warrants issued during the year ended December 31, 2024 and the nine months ended December 31, 2023:

	Pre-Funded Warrants	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at March 31, 2023	—	—	—	4,511	4,511
Issuances	—	—	—	—	—
Exercises	—	—	—	—	—
Balance at December 31, 2023	—	—	—	4,511	4,511
Issuances	258,412	279,412	279,412	—	817,236
Exercises	(258,412)	—	—	—	(258,412)
Balance at December 31, 2024	—	279,412	279,412	4,511	563,335

The Company did not issue any warrants during the nine month transition period ended December 31, 2023 and did not have any warrants outstanding as of December 31, 2023.

Note 14 – Income Taxes

The Company’s loss before income taxes for the year ended December 31, 2024 and the nine months ended December 31, 2023 is as follows:

	2024	2023

United States	$(24,414,000)	$(6,173,000)
Foreign	47,000	(225,000)
	$(24,367,000)	$(6,398,000)

The Company did not have any provision for income taxes for the year ended December 31, 2024 or the nine months ended December 31, 2023.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The Company’s net deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
NOL Federal Carryforward	$4,085,000	$1,291,000
State NOL Carryforward	1,426,000	469,000
Inventory differences	355,000	1,173,000
Impairment of GoodWIll - Semi Cab	674,000	-
Stock option compensation expense (SFAS 123R)	179,000	159,000
Intangibles - Semi Cab	253,000	-
ROU Liability	14,000	1,022,000
Section 163(j)	694,000	151,000
Allowance for doubtful accounts	40,000	45,000
Reserve for estimated returns	476,000	384,000
Accrued vacation	20,000	8,000
	$8,216,000	$4,702,000
Less: valuation allowance	(8,039,000)	(3,600,000)
Net deferred tax asset	$176,000	$1,103,000

Depreciable and amortizable assets	(39,000)	(67,000)
ROU Asset	(14,000)	(1,000,000)
Warrant Liability	(92,000)	-
Prepaid expenses	(32,000)	(35,000)

Net deferred tax liability	$(176,000)	$(1,103,000)
	$-	$-

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

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal, state and foreign laws; and the amount and timing of future taxable income. The Company evaluated the realizability of its deferred tax assets as of December 31, 2024 and 2023 in accordance with accounting principles generally accepted in the United States of America and concluded that a valuation allowance against all of the Company’s deferred tax assets was necessary based upon the Company’s conclusions regarding, among other considerations, the Company’s recent history of losses and projected losses for fiscal year 2024 and in the future.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The actual tax provision differs from the “expected” tax for the year ended December 31, 2024 and the nine months ended December 31, 2023 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) as follows:

	December 31, 2024	December 31, 2023

Expected tax expense (benefit)	$(5,117,000)	$(1,344,000)
State income taxes, net of Federal income tax effect	(1,574,000)	(326,000)
Permanent differences	(441,000)	104,000
Permanent difference loss on issuance of warrants	2,441,000	-
Tax rate differential on foreign earnings	13,000	59,000
Change in valuation allowance	4,428,000	1,495,000
Other	250,000	11,000
Actual tax (benefit) provision	$-	$-

At December 31, 2024 and 2023, the Company had federal tax net operating loss carryforwards in the amount of $19,452,000 and $6,149,000, respectively, that begin to expire in the year 2025. The net operating loss carryforward is subject to an IRS Section 382 limitation that limited the amount available to use beginning in fiscal 2020 to $150,000 per year. In addition, the Company had state tax net operating loss carryforwards during those periods of $23,100,000 and $2,453,000, respectively that began to expire in 2024. These tax net operating loss carryforwards may be subject to further adjustment based on future changes in ownership.

At December 31, 2024, the Company evaluated the realizability of its deferred tax assets in accordance with GAAP and concluded that a valuation allowance of $8,039,000 against deferred tax assets is necessary. The change in valuation allowance increased $4,439,000 to $8,039,000 as of December 31, 2024 from $3,600,000 as of December 31, 2023. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s current and anticipated customers, contracts and product introductions, and recent operating results.

Note 15 – Segment Information and Revenue Disaggregation

Segment Information

As previously detailed in Note 3 – Summary of Significant Accounting Policies – Segment Reporting, pursuant to ASC 280, the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”) for the purposes of ASC 280. The CODM concluded that the Company operates two reportable segments. One segment consists of its Singing Machine business and the other segment consists of its SemiCab business. The CODM manages the Company’s operations and business separately for each operating segment and uses net sales and net loss to allocate resources, making operating decisions and evaluating financial performance. The CODM also uses net sales and net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in various operating activities and other capital allocation activities.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

	Year Ended December 31, 2024			Nine Months Ended December 31, 2023
	Singing Machine	SemiCab	Total	Singing Machine	SemiCab	Total
Revenues	$23,197,000	$297,000	$23,494,000	$29,198,000	$-	$29,198,000
Less:
Adjusted cost of revenues	18,222,000	491,000	18,713,000	23,008,000	-	23,008,000
Adjusted sales and marketing	2,874,000	-	2,874,000	3,717,000	-	3,717,000
Adjusted general and administrative (1)	9,935,000	1,014,000	10,949,000	8,219,000	-	8,219,000
Adjusted depreciation and amortization	191,000	31,000	222,000	287,000	-	287,000
Share based compensation	578,000	52,000	630,000	110,000	-	110,000
Impairment of goodwill	-	3,592,000	3,592,000	-	-	-
Impairment of note receivable	-	439,000	439,000	-	-	-
Change in fair value of warrant liability	(334,000)	-	(334,000)	-	-	-
Gain on disposal of fixed assets	-	-	-	(44,000)	-	(44,000)
Loss on issuance of warrants	8,889,000	-	8,889,000	-	-	-
Interest expense	1,660,000	227,000	1,887,000	299,000	-	299,000
Segment net loss	$(18,818,000)	$(5,549,000)	$(24,367,000)	$(6,398,000)	$-	$(6,398,000)
Total segment assets	$16,301,000	$1,215,000	$17,516,000

(1)	Excludes depreciation and amortization, share-based compensation, impairment of goodwill and impairment of a note receivable.

The following reconciles total segment assets to consolidated total assets as of December 31, 2024:

December 31, 2024
Total segment assets	$17,516,000
Goodwill	786,000
Total assets	$18,302,000

The Company only had one reportable segment for the nine months ended December 31, 2023, which consisted of its Singing Machine business. As the Company only had one reportable segment, the measure of segment assets at December 31, 2023 is reported on the balance sheet as total consolidated assets.

Revenue Disaggregation

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke products.

Revenue by product line is as follows:

Product Line	Year Ended December 31, 2024	Nine Months Ended December 31, 2023
Classic Karaoke Machines	$16,516,000	$24,189,000
Licensed Products	486,000	549,000
Kids Youth Electronics	959,000	565,000
Microphones and Accessories	4,411,000	3,283,000
Music Subscriptions	825,000	612,000
Logistics Services	297,000	-
Total Net Sales	$23,494,000	$29,198,000

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Revenue by geographic region is as follows:

	Year Ended December 31, 2024	Nine Months Ended December 31, 2023
North America	$22,191,000	28,763,000
Australia	1,075,000	205,000
Europe and United Kingdom	184,000	226,000
All Others	44,000	4,000
Total Net Sales	$23,494,000	29,198,000

The geographic area of sales is based primarily on where the product was delivered.

The Company’s accounts receivable balance, net of an allowance of $139,182, was$7,305,920 as of December 31, 2022.

Notes 16 – Concentrations, Risks and Uncertainties Bank Liquidity and Financial Stability

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

U.S. Trade Policies

U.S. government administration and members of the U.S. Congress have recently implemented significant changes in U.S. trade policy and taken certain actions that are impacting the Company’s business, including imposing tariffs on certain goods imported into the United States. Some of these changes have triggered retaliatory actions by affected countries and may result in “trade wars” and increased costs for goods imported into the United States. All of the Company’s products are manufactured and imported from China and the Company sells its products in Canada and other countries. The implementation of tariffs has resulted in an increase in the cost of the Company’s products. If the Company is unable to mitigate these increased costs through price increases, it may experience lower sales which would negatively impact its revenue, gross profit margin and results of operations.

Revenue Concentration

The Company derives a majority of its revenues from sales of its products in North America by retailers. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. At December 31, 2024, 68% of accounts receivable were due from three customers in North America that each individually owed more than 10% of the Company’s total accounts receivable. On December 31, 2023, 82% of accounts receivable were due from four customers in North America that each individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s top five customers and top three customers collectively as a percentage of total net sales was 79% and 81% of our revenue, respectively, for the year ended December 31, 2024 and the nine months ended December 31, 2023, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top four customers for the year ended December 31, 2024 as percentage of the net sales were 26%, 22%, 16% and 12%, respectively. Revenues from customers representing greater than 10% of total net sales were derived from top three customers for the nine months ended December 31, 2023 as percentage of the net sales were 48%, 21% and 12%. The loss of any of these customers could have an adverse impact on the Company.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 17 – Related Party Transactions

Stingray Group Subscription Payments

The Company has a music subscription sharing agreement with Stingray Group. For the year ended December 31, 2024 and the nine months ended 2023, the Company received music subscription revenue of $780,000 and $612,000, respectively, from Stingray Group. As of December 31, 2024 and 2023, the Company had $212,000 and $269,000, respectively, due from Stingray Group for music subscription reimbursement.

SMCB

VIE Analysis

The Company determined that SMCB, which is a subsidiary of SemiCab, Inc., is a VIE as the Company provides financial support to SMCB. While not contractually obligated, SMCB currently relies on the Company’s reimbursement of certain costs under an intercompany services agreement (“MSA”) whereby SMCB agrees to provide IT software development services to SemiCab, Inc. In exchange, under the MSA, the Company grants intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2025. As a result of this relationship and the financial support provided by the Company to SMCB under the loan agreement described below to fund SMCB’s operations, SMCB has been determined to be a VIE.

The Company further determined that it is not the primary beneficiary of SMCB because the Company does not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, the Company has not consolidated SMCB’s results of operations and financial position in its consolidated financial statements.

Pursuant to the terms of the asset purchase agreement that the Company entered into on June 11, 2024, the Company entered into an option agreement that granted SemiCab Holdings the right to acquire all of the issued and outstanding equity securities of SMCB for 1,605 shares of the Company’s common stock. The Company did not exercise this right and the option agreement expired on August 31, 2024.

Loan Agreement

The Company is a party to a loan agreement with SMCB dated March 22, 2024. Under the loan agreement, the Company agreed to loan up to $2,500,000 to SMCB. The loans are anticipated to be made in tranches. Disbursements of any tranches are fully at the discretion of the Company. Each tranche has a repayment period of five years. The loans can be repaid at any time prior to the five-year maturity date without penalty. Interest on the loans accrues at a rate of six percent per year and is payable quarterly.

As of December 31, 2024, the Company had made aggregate advances to SMCB in the amount of $1,777,000. During the year ended December 31, 2024, SMCB charged $637,000 for services to the Company that were performed under the MSA, which charges offset amounts due under the loan with SMCB. As a result, as of December 31, 2024, a total of $1,140,000 of loans were outstanding under the loan agreement, and a total of $1,360,000 remained available for future borrowings under the loan agreement as of December 31, 2024. As of December 31, 2024, SMCB had not made any interest payments due under the loan agreement. As a result, the loans were in default as of December 31, 2024.

The Company performed the credit risk assessment of the collectability of the notes receivable from SMCB at December 31, 2024 pursuant to ASC 326-20. Due to uncertainties associated with the loans, the Company accrued a reserve in the amount of $439,000 as of December 31, 2024. The reserve was included within general and administrative expenses in the Company’s statement of operations.

Subsequent to December 31, 2024, the Company made additional advances to SMCB in the aggregate amount of $500,000 under the loan agreement.

