Form 10-Q
period 2025-03-31
Algorhythm Holdings, Inc.
filed 2025-05-15
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of May 14, 2025, there were 2,514,571 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

ALGORHYTHM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)

Assets
Current Assets
Cash	$3,296,000	$7,550,000
Accounts receivable, net of allowances of $396,000 and $275,000, respectively	1,385,000	4,373,000
Accounts receivable, related party	357,000	212,000
Note receivable, related party	1,201,000	701,000
Inventory	1,895,000	2,186,000
Returns asset	751,000	1,621,000
Prepaid expenses and other current assets	126,000	120,000
Total Current Assets	9,011,000	16,763,000

Property and equipment, net	253,000	284,000
Other non-current assets	81,000	124,000
Intangible assets, net	330,000	345,000
Goodwill	786,000	786,000
Total Assets	$10,461,000	$18,302,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$1,301,000	$3,808,000
Accrued expenses	2,414,000	4,224,000
Refund due to customer	630,000	38,000
Reserve for sales returns	1,742,000	3,355,000
Warrant liability	-	16,603,000
Current portion of notes payable to related parties	551,000	265,000
Other current liabilities	97,000	145,000
Total Current Liabilities	6,735,000	28,438,000

Notes payable to related parties, net of current portion	385,000	385,000
Total Liabilities	7,120,000	28,823,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value; 800,000,000 and 100,000,000 shares authorized; 2,394,829 and 470,825 shares issued and outstanding at March 31, 2025 and December 31, 2024	24,000	5,000
Additional paid-in capital	63,577,000	39,682,000
Accumulated deficit	(58,363,000)	(49,172,000)
Non-controlling interest	(1,139,000)	(1,036,000)
Treasury stock, 10,990 and -0- shares reserved at March 31, 2025 and 2024	(758,000)	-
Total Algorhythm Holdings Shareholders’ Equity (Deficit)	3,341,000	(10,521,000)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,461,000	$18,302,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Net Sales	$1,993,000	$2,426,000

Cost of Goods Sold	1,493,000	1,924,000

Gross Profit	500,000	502,000

Operating Expenses
Selling expenses	764,000	630,000
General and administrative expenses	2,546,000	2,159,000
Total Operating Expenses	3,310,000	2,789,000

Loss from Operations	(2,810,000)	(2,287,000)

Other Expenses
Change in fair value of warrant liability	(6,468,000)	-
Interest expense	(16,000)	(28,000)
Total Other Expenses	(6,484,000)	(28,000)

Loss Before Income Tax Benefit	(9,294,000)	(2,315,000)

Income Tax Provision	-	(52,000)

Net Loss	(9,294,000)	(2,367,000)

Net loss attributable to non-controlling interest	103,000	-

Net Loss Available to Common Stockholders	$(9,191,000)	$(2,367,000)

Loss per common share
Basic and diluted	$(4.66)	$(73.76)

Weighted Average Common and Common
Equivalent Shares:
Basic and diluted	1,972,869	32,090

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Non-Controlling	Treasury	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit	Total
Balance at December 31, 2024	470,825	$5,000	$39,682,000	$(1,036,000)	$-	$(49,172,000)	$(10,521,000)

Net loss	-	-	-	(103,000)	-	(9,191,000)	(9,294,000)
Exercise of Series B warrants	1,910,975	19,000	15,195,000	-	-	-	15,214,000
Stock-based compensation	23,818	-	85,000	-	-	-	85,000
Reclassification of Series A warrants to equity	-	-	7,857,000	-	-	-	7,857,000
Repurchase of common stock from related parties	(10,990)	-	758,000	-	(758,000)	-	-
Other	201	-	-	-	-	-	-

Balance at March 31, 2025	2,394,829	$24,000	$63,577,000	$(1,139,000)	$(758,000)	$(58,363,000)	$3,341,000

Balance at December 31, 2023	32,090	$-	$33,493,000	$-	$-	$(25,915,000)	$7,578,000
							-
Net loss	-	-	-	-	-	(2,367,000)	(2,367,000)
Stock-based compensation	-	-	19,000	-	-	-	19,000

Balance at March 31, 2024	32,090	$-	$33,512,000	$-	$-	$(28,282,000)	$5,230,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities
Net loss	$(9,294,000)	$(2,367,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,000	136,000
Reduction in SMCB loan in exchange for services	172,000	-
Provision for estimated cost of returns	870,000	658,000
Change in fair value of warrant liability	6,468,000	-
Provision for inventory obsolescence	4,000	-
Credit losses	3,000	101,000
Reserve for sales returns	(1,614,000)	(971,000)
Stock-based compensation	85,000	19,000
Changes in operating assets and liabilities:
Accounts receivable	2,986,000	3,902,000
Accounts receivable - related parties	(145,000)	136,000
Inventories	287,000	379,000
Prepaid expenses and other current assets	(6,000)	(78,000)
Accounts payable	(2,507,000)	(3,669,000)
Accrued expenses	(1,053,000)	(299,000)
Refunds due to customers	592,000	(300,000)
Prepaids from customers	-	(279,000)
Other liabilities	(47,000)	75,000
Net cash used in operating activities	(3,108,000)	(2,557,000)

Cash flows from investing activities
Advances to SMCB	(672,000)	-
Other	(1,000)	-
Net cash used in investing activities	(673,000)	-

Cash flows from financing activities
Repayment of note payable to related party	(473,000)	-
Other	-	(21,000)
Net cash used in financing activities	(473,000)	(21,000)
Net change in cash	(4,254,000)	(2,578,000)

Cash at beginning of year	7,550,000	6,703,000
Cash at end of period	$3,296,000	$4,125,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,000	$27,000

Non-Cash investing and financing cash flow information:
Reclassification of Series A warrants to equity	$7,857,000	$-
Common stock issued for exercise of Series B warrants	$15,214,000	$-
Repurchase of common stock from related parties in exchange for promissory note	$758,000	$-

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

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

Note 2 – Liquidity, Going Concern and Management Plans

Going Concern Analysis

As of March 31, 2025, the Company’s cash balance was $3,296,000. This will not be sufficient to fund its planned operations for at least one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2025 and condensed financial statement information for the three months ended March 31, 2025 and 2024 are unaudited whereas the condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company’s significant accounting policies as disclosed on the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Segment Reporting

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”) for the purposes of ASC 280. The CODM concluded that the Company operates two reportable segments. One segment consists of its SemiCab business and the other segment consists of its Singing Machine business. The CODM manages the Company’s operations and business separately for each operating segment and uses net loss to allocate resources, making operating decisions and evaluating financial performance. The CODM also uses net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in various operating activities and other capital allocation activities. See Note 14 – Segment Information and Revenue Disaggregation – Segment Information.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, amount of income taxes separate by federal and individual tax jurisdictions, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state and foreign. ASU 2023-09 is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.

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

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Note 4 – Variable Interest Entities

The Company determined that SMCB Solutions Private Limited, an Indian Company (“SMCB”), is a Variable Interest Entity (“VIE”) because the Company provides financial support to SMCB in the form of a loan agreement to fund SMCB’s operations. The Company further determined that it is not the primary beneficiary of SMCB because the Company does not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, the Company has not consolidated SMCB’s results of operations and financial position in its consolidated financial statements.

Note 5 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at March 31, 2025 and December 31, 2024 is as follows:

	Useful	March 31,	December 31,
	Life	2025	2024

Computer and office equipment	5-7 years	$413,000	$412,000
Furniture and fixtures	7 years	107,000	107,000
Molds and tooling	3-5 years	2,298,000	2,297,000
		2,818,000	2,816,000
Less: Accumulated depreciation		2,565,000	2,532,000
		$253,000	$284,000

Depreciation expense was $33,000 and $52,000 for the three months ended March 31, 2025 and 2024, respectively.

A summary of the Company’s intangible assets at March 31, 2025 and December 31, 2024 is as follows:

	Useful	March 31,	December 31,
	Life	2025	2024

Customer Relationships	5-7 years	$25,000	$25,000
Trade Name	7 years	25,000	25,000
Developed Technology	3-5 years	325,000	325,000
		375,000	375,000
Less: Accumulated amortization		45,000	30,000
		$330,000	$345,000

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Amortization expense was $15,000 for the three months ended March 31, 2025. The Company did not have any intangible assets or goodwill at March 31, 2024.

The Company tested the recorded amount of goodwill for impairment on December 31, 2024 to see if the carrying amount of goodwill exceeded its carried value. The Company calculated a market-based valuation utilizing inputs classified as level 3 on the fair value hierarchy by multiplying one by projected 2025 revenue for the SemiCab business. The Company determined that no impairment of goodwill needed to be recorded during the three months ended March 31, 2025. There was no change in goodwill during the three months ended March 31, 2025.

Note 6 – Notes Payable to Related Parties

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab, Inc.’s business. The Company had accrued interest payable of $5,000 as of March 31, 2025 that was included as a component of accrued expenses on the Company’s condensed consolidated balance sheets. The Company incurred interest expense on these loans of $15,000 for the three months ended March 31, 2025.

The terms of each loan are summarized in the table below:

	Issue	Maturity		Interest
Note Holder	Date	Date	Status	Rate	Principal
Ajesh Kapoor	7/10/2021	7/10/2026	Current	9%	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	Current	9%	235,000
Vivek Sehgal	4/17/2023	2/1/2026	Current	10%	50,000
Ajesh Kapoor	5/5/2023	2/1/2026	Current	10%	50,000
Ajesh Kapoor	5/17/2023	2/1/2026	Current	10%	165,000

Balance as of March 31, 2025					$650,000

Less: current portion of notes payable to related parties					265,000

Notes payable to related parties, net of current portion					$385,000

As of December 31, 2024, the loans described above that were issued between April 17, 2023 and Mary 17, 2023 were in default. Subsequent to December 31, 2024, the Company entered into waivers and amendments with each of the note holders who are parties to those loans to extend the maturity dates of the loans to February 1, 2026.

On February 18, 2025, the Company issued a promissory note to each of Stingray Group and Regalia Ventures in the amount of $286,000 and $472,000, respectively. A discussion of these transactions and the terms of the promissory notes is set forth herein in Note 11 – Securities Transactions.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Note 7 – Credit Facilities and Other Financing Arrangements

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

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

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

In connection with the acquisition of the SemiCab, Inc.’s business, the Company assumed this settlement liability. As of March 31, 2025 and December 31, 2024, the remaining unpaid balance of the settlement was $73,000 and $325,000, respectively, and was included as a component of accrued expenses on the Company’s consolidated balance sheets. The Company was in compliance with the terms of the settlement at March 31, 2025.

Derivative Litigation

On December 21, 2023, Ault Lending, LLC (“Ault Lending”), a wholly-owned subsidiary of Ault Alliance, Inc., a former shareholder of the Company, filed a derivative shareholder action in Delaware Chancery Court against the Company, its board of directors, Stingray Group, LLC (“Stingray Group”) and Regalia Ventures, LLC (“Regalia Ventures”) for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleged that the Company and its board of directors followed an inadequate process in evaluating the private placement transaction that the Company completed in November 2023 and that the Company and its board of directors entered into the transaction with an intent to dilute Ault’s ownership stake in the Company. Ault Lending was seeking the following relief from the court: (i) declarations that the defendant directors breached their fiduciary duties; and that Stingray Group and Regalia Ventures aided and abetted those breaches; (ii) rescission of the Company’s sale of shares to Stingray Group and Regalia Ventures; and (iii) damages and attorney’s fees. On April 30, 2025, Ault Lending filed a motion with the court requesting that the claims be dismissed without prejudice and on that same date, the court approved the dismissal of the claims without prejudice.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

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

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

On February 11, 2025, Blue Yonder filed a civil action in the Superior Court of the State of Arizona against the Company for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that the Company assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleges that, because the Company assumed these liabilities, Blue Yonder can enforce the judgment against the Company. The judgement was in the amount of $509,119. The outcome of this matter is uncertain.

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

As of March 31, 2025, there were 1,500 shares of common stock authorized for issuance under the plan. Of this amount, awards representing 1,183 shares of common stock had been granted under the plan and 317 shares remained available for issuance under the plan. The Company did not issue any share-based awards under the plan during the three months ended March 31, 2025 and 2024, and no shares were forfeited during the three months ended March 31, 2025. As a result, as of March 31, 2025, there were 317 shares of common stock available for issuance under the plan.

As of March 31, 2025, there was an unrecognized expense of $80,000 remaining on stock options currently vesting over time with an approximate weighted average of three months remaining until the options would be fully vested. The vested options outstanding as of March 31, 2025, had no intrinsic value.

Note 10 – Net Loss Per Share

The computations of basic and dilutive loss per share of commons stock outstanding for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss available to common shareholders	$(9,191,000)	$(2,367,000)
Basic and diluted weighted average of common stock outstanding	1,972,869	32,090
Basic and diluted loss per common share	(4.66)	(73.76)

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

The computation of the fully diluted weighted average number of shares of common stock outstanding for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Basic weighted average common shares outstanding	1,972,869	32,090
Effect of dilutive stock options	-	-
Diluted weighted average of common shares outstanding	1,972,869	32,090

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

For the three months ended March 31, 2025, 488 shares of common stock underlying stock options and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive. For the three months ended March 31, 2024, 454 shares of common stock underlying stock options and 4,511 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive.

Note 11 – Securities Transactions

Regalia Ventures Stock Repurchase Transaction

On November 1, 2024, the Company entered into a stock repurchase agreement with Regalia Ventures pursuant to which the Company agreed to repurchase the 5,495 shares from Regalia Ventures at a price per share equal to the higher of: (i) the closing price of the common stock on the last trading day immediately preceding the date of the repurchase agreement; or (ii) the highest volume weighted average price (VWAP) of the common stock during a pricing period of 10 consecutive trading days prior to the date of the repurchase agreement. The shares of common stock to be repurchased were originally issued to Regalia Ventures on November 21, 2023, pursuant to a certain stock purchase agreement dated November 20, 2023. The Company recorded an accrued liability in the amount of the repurchase price, which was $472,000, as of December 31, 2024 as there were no further conditions that needed to be satisfied prior to the closing date other than the issuance of the promissory note and the delivery of the shares.

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Regalia Ventures in the amount of $472,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $1,000 for interest expense for the three months ended March 31, 2025 related to this promissory note. On February 27, 2025, the Company paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who serves as a member of the Company’s board of directors.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Stingray Group Stock Repurchase Transaction

On December 3, 2024, the Company entered into a stock repurchase agreement with Stingray Group pursuant to which the Company agreed to repurchase the 5,495 shares from Stingray Group at a price per share equal to the higher of: (i) the closing price of the common stock on the last trading day immediately preceding the date of the repurchase agreement; or (ii) the highest VWAP of the common stock during a pricing period of 10 consecutive trading days prior to the date of the repurchase agreement. The shares of common stock to be repurchased were originally issued to the Stingray Group on November 21, 2023, pursuant to a certain stock purchase agreement dated November 20, 2023. The Company recorded an accrued liability in the amount of the repurchase price, which was $286,000, as of December 31, 2024 as there were no further conditions that needed to be satisfied prior to the closing date other than the issuance of the promissory note and the delivery of the shares.

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Stingray Group in the amount of $286,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $3,000 for interest expense for the three months ended March 31, 2025 related to this promissory note. On April 3, 2025, the Company paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of the Company’s board of directors.

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

The Series A and B warrants were exercisable only upon receipt of such shareholder approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market, LLC (the “Nasdaq”) to permit the exercise of the Series A and B warrants. The Series A and B warrants include an exercise price adjustment feature upon shareholder approval, whereby the exercise price will adjust to the greater of the lowest daily volume weighted average price during the reset period or the floor price, which was $6.844 per share, with a proportional increase in the number of warrant shares.

The Company assessed the Series A and B warrants under ASC 480 and ASC 815 and determined that the Series A and B warrants needed to be classified as liabilities as they did not meet the requirements to be considered indexed to the Company’s own stock, due to: (a) the adjustment to the exercise price tied to shareholder approval, and (b) the potential change in the settlement amount of the Series B warrants upon an alternative cashless exercise election. Additionally, the Company concluded at issuance that it would not have sufficient authorized and available shares of common stock to settle the Series A and B warrants. See Note 13 – Derivative Liability.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

On January 13, 2025, the Company’s stockholders approved the issuance of the Series A and B warrants, at which time all of the Series A and B warrants became exercisable. This approval triggered an adjustment to the exercise price of the Series A warrants to $8.38. In connection with this approval, the holders of the Series B Warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The warrant liability reflected on the Company’s consolidated balance sheet at December 31, 2024 was reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet at March 31, 2025. The Company recognized a loss of $6,468,000 for the change in the fair value measurement of the warrant liability as of the date the warrant liability was reclassified to equity.

Note 12 – Derivative Liability

During the three months ended March 31, 2025, the Company had derivative warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a Monte Carlo simulation model, with the key inputs described below. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The key inputs for the Series A warrant liabilities were as follows:

Warrant Liability – Series A Warrants	January 17, 2025	December 31, 2024
Stock price on valuation date	$8.38	$18.00
Exercise price	$8.38	$34.00
Number of warrants	1,133,652	279,412
Remaining term (years)	4.88	4.93
Annual equity volatility	126.0%	113.0%
Annual volume volatility	377.0%	379.0%
Risk-free interest rate	4.32%	4.29%
Expected stockholder approval date	January 13, 2025	January 14, 2025
Expected stockholder approval probability	100%	50%

The Series B warrant liabilities were remeasured on each exercise date based on the closing price of the Company’s common stock on the date the warrants were exercised.

On January 13, 2025, the Company’s shareholders approved the issuance of the Series A and Series B Warrants. This approval triggered the adjustment to the exercise price described above. In connection with this approval, the holders of the Series B warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The Series A warrants became exercisable for 1,133,652 shares of common stock at an exercise price of $8.38 per share after the shareholder approval adjustment was finalized on March 17, 2025. In addition, the Company reassessed the classification of the Series A warrants after the shareholder approval adjustment was finalized, concluding that the Series A warrants now met the requirements for equity classification under ASC 480 and ASC 815. The Company adjusted the Series A Warrants to fair value upon reclassification and reclassified that value to additional paid-in capital during the three months ended March 31, 2025.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

The following table provides a roll-forward of the fair value of the derivative liabilities described above during the three months ended March 31, 2025:

	Series A Warrants	Series B Warrants	Total Warrant Liabilities
Balance at December 31, 2024	$5,456,000	$11,147,000	$16,603,000
Exercises	—	(15,214,000)	(15,214,000)
Loss on change in fair value	2,401,000	4,067,000	6,468,000
Reclassification to equity	(7,857,000)	—	(7,857,000)
Balance at March 31, 2025	$—	$—	$—

The following table provides a roll-forward of the number of shares of common stock underlying warrants issued during the three months ended March 31, 2025:

	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at December 31, 2024	279,412	279,412	4,511	563,335
Exercises	—	(279,412)	—	(279,412)
Balance at March 31, 2025	279,412	—	4,511	283,923

The Company did not issue any warrants during the three months ended March 31, 2024 and did not have any warrants outstanding as of March 31, 2024.

Note 13 – Income Taxes

The Company’s income tax provision for the three months ended March 31, 2024, was approximately $52,000 due to income taxes due on amended federal tax returns filed for 2020 and 2021 which took into account the one-time refunds received from the Employee Retention Credit program. The Company did not have any provision for income taxes for the three months ended March 31, 2025.

The Company’s income tax expense differs from the expected tax expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three months ended March 31, 2025 and 2024.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Note 14 – Segment Information and Revenue Disaggregation

Segment Information

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

The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Singing Machine	SemiCab	Total	Singing Machine	SemiCab	Total
Revenues	$1,870,000	$123,000	$1,993,000	$2,426,000	$-	$2,426,000
Less:
Adjusted cost of revenues	1,364,000	129,000	1,493,000	1,924,000	-	1,924,000
Adjusted sales and marketing	764,000	-	764,000	630,000	-	630,000
Adjusted general and administrative (1)	1,933,000	480,000	2,413,000	2,088,000	-	2,088,000
Adjusted depreciation and amortization	33,000	15,000	48,000	52,000	-	52,000
Share based compensation	85,000	-	85,000	19,000	-	19,000
Change in fair value of warrant liability	6,468,000	-	6,468,000	-	-	-
Gain on disposal of fixed assets	-	-		-	-	-
Loss on issuance of warrants	-	-	-	-	-	-
Interest expense	-	16,000	16,000	28,000	-	28,000
Other income (expense), net	-	-	-	-	-	-
Income tax provision	-	-	-	52,000	-	52,000

Segment net loss	$(8,777,000)	$(517,000)	$(9,294,000)	$(2,367,000)	$-	$(2,367,000)
Total segment assets	$7,515,000	$2,160,000	$9,675,000

(1)	Excludes depreciation and amortization, share-based compensation, impairment of goodwill and impairment of a note receivable

The following reconciles total segment assets to consolidated total assets as of March 31, 2025:

	March 31,	December 31,
	2025	2024
Total segment assets	$9,675,000	$17,516,000
Goodwill	786,000	786,000
Total Assets	$10,461,000	$18,302,000

The total segment assets of $17,516,000 at December 31, 2024 were comprised of $16,301,000 for the Singing Machine segment and $1,215,000 for the SemiCab segment.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Revenue Disaggregation

The Company disaggregates revenues by product line and major geographic region as most of its revenue is generated by the sales of karaoke products.

Revenue by product line is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

Classic karaoke machines	$742,000	$1,046,000
Licensed products	14,000	90,000
Kids youth electronics	67,000	65,000
Microphones and accessories	783,000	964,000
Music subscriptions	264,000	261,000
Logistics	123,000	-
Total revenue	$1,993,000	$2,426,000

All of the Company’s sales during the three months ended March 31, 2025 and 2024 were in North America. The geographic area of sales is based primarily on where the product was delivered.

Notes 15 – Concentrations, Risks and Uncertainties

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

March 31, 2025 and 2024 (Unaudited)

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

Revenue Concentration

The Company derives a majority of its revenues from sales of its products in North America by retailers. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. As of March 31, 2025, 61% of accounts receivable were due from two customers in North America that each individually owed more than 10% of the Company’s total accounts receivable. At December 31, 2024, 68% of accounts receivable were due from three customers in North America that each individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s top four customers and top three customers collectively as a percentage of total net sales was 85% and 84% of our revenue, respectively, for the three months ended March 31, 2025 and 2024, respectively. Revenues from customers representing greater than 10% of total net sales that were derived from the Company’s top four customers as a percentage of total net sales for the three months ended March 31, 2025 was 31%, 25%, 15%, and 13%. Revenues from customers representing greater than 10% of total net sales that were derived from our top two customers as a percentage of total net sales for the three months ended March 31, 2024, were 60% and 14%. The loss of any of these customers could have an adverse impact on the Company.

Note 16 – Related Party Transactions

Stingray Group Subscription Payments

The Company has a music subscription sharing agreement with Stingray Group. For the three months ended March 31, 2025 and 2024, the Company received music subscription revenue of $264,000 and $240,000, respectively, from Stingray Group. As of March 31, 2025 and December 31, 2024, the Company had $357,000 and $212,000, respectively, due from Stingray Group for music subscription reimbursement.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

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

At December 31, 2024, a total of $1,140,000 was outstanding under the loan agreement. During the three months ended March 31, 2025, the Company made advances to SMCB in the amount of $672,000. During the three months ended March 31, 2025, SMCB charged $172,000 for services to the Company that were performed under the MSA, which charges offset amounts due under the loan with SMCB. As a result, as of March 31, 2025, a total of $1,640,000 of loans were outstanding under the loan agreement, and a total of $860,000 remained available for future borrowings under the loan agreement as of March 31, 2025. As of March 31, 2025, SMCB had not made any interest payments due under the loan agreement. As a result, the loans were in default as of March 31, 2025.

Algorhythm Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2025 and 2024 (Unaudited)

Note 17 – Acquisition of SMCB

On May 2, 2025, the Company and SemiCab Holdings entered into an equity purchase agreement with SemiCab Inc. pursuant to which: (i) SemiCab Holdings purchased 9,999 shares of the issued and outstanding equity shares, Rs. 10 par value, of SMCB, representing 99.99% of the issued and outstanding equity shares of SMCB, for $1,750,000, the payment of which amount was evidenced by the issuance of a promissory note by the Company to the SemiCab, Inc., and (ii) the Company purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. for aggregate consideration consisting of 119,742 shares of the Company’s common stock. The acquisition was completed on May 2, 2025 (the “Closing Date”). The promissory note provides that $1,500,000 is due and payable by the Company on the first anniversary of the Closing Date and the remaining $250,000 is due and payable by the Company on the 18-month anniversary of the Closing Date. The promissory note bears interest at six percent per annum. The Company completed the acquisition to expand its AI logistics and distribution into India.

On the Closing Date, the Company and SemiCab Holdings entered into an amended and restated employment agreement with each of Ajesh Kapoor and Vivek Sehgal pursuant to which Mr. Kapoor agreed to serve as the Chief Executive Officer and Chief Technology Officer of SemiCab Holdings and Mr. Sehgal agreed to serve as the Chief Product Officer of SemiCab Holdings. Pursuant to the terms of the employment agreements, SemiCab Holdings granted Messrs. Kapoor and Sehgal a membership interest in SemiCab Holdings of 15% and five percent, respectively. Of these amounts, one quarter of each such grant vested in full on the date of grant, and the remaining amounts vest evenly over three years.

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the equity purchase agreement as though it had been completed on January 1, 2024. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the three months ended March 31, 2025 and 2024 reflect the combined performance of the Company and SMCB for that period. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the accompanying unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the equity purchase agreement occurred on January 1, 2024, nor does it attempt to forecast future consolidated results of operations.

	Three Months Ended
	March 31, 2025	March 31, 2024
Net revenue	$2,990,000	$2,991,000
Operating loss from continuing operations	$3,037,000	$2,645,000
Net loss available to common stockholders	$9,378,000	$2,545,000

The pro forma results for the three months ended March 31, 2025, include a net increase in operating expenses of $20,000 for amortization of stock compensation expense associated with the membership interests granted to Ajesh Kapoor and Vivek Sehgal under their respective amended and restated employment agreements. The pro forma results for the three months ended March 31, 2024, include a net increase in operating expenses of $40,000, consisting of legal expenses of approximately $20,000 associated with the acquisition of SMCB and $20,000 associated with the membership interests granted to Ajesh Kapoor and Vivek Sehgal under their respective amended and restated employment agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors and elsewhere in this report. The following should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

Overview

We are an artificial intelligence (“AI”) technology and consumer electronics holding company with two primary business units – SemiCab and Singing Machine. SemiCab is an AI-enabled software logistics business operated through our subsidiary, SemiCab Holdings, LLC. Singing Machine is a home karaoke consumer products business that designs and distributes karaoke products globally to retailers and ecommerce partners through our subsidiary, The Singing Machine Company, Inc.

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

Acquisition of SMCB

On May 2, 2025 (the “Closing Date”), we and SemiCab Holdings entered into an equity purchase agreement with SemiCab Inc. pursuant to which: (i) SemiCab Holdings purchased 9,999 shares of the issued and outstanding equity shares, Rs. 10 par value, of SMCB, representing 99.99% of the issued and outstanding equity shares of SMCB, for $1,750,000, the payment of which amount was evidenced by the issuance of a promissory note by us to SemiCab, Inc., and (ii) we purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. for aggregate consideration consisting of 119,742 shares of our common stock. The promissory note provides that $1,500,000 is due and payable by us on the first anniversary of the Closing Date and the remaining $250,000 is due and payable by us on the 18-month anniversary of the Closing Date. The promissory note bears interest at six percent per annum.

On the Closing Date, we and SemiCab Holdings entered into an amended and restated employment agreement with each of Ajesh Kapoor and Vivek Sehgal pursuant to which Mr. Kapoor agreed to serve as the Chief Executive Officer and Chief Technology Officer of SemiCab Holdings and Mr. Sehgal agreed to serve as the Chief Product Officer of SemiCab Holdings. Pursuant to the terms of the employment agreements, SemiCab Holdings granted Messrs. Kapoor and Sehgal a membership interest in SemiCab Holdings with three quarters of each such grant subject to certain forfeiture rights tied to continued employment with SemiCab Holdings. Additionally, Mr. Kapoor was granted the right to serve as a member of our board of directors and the right to appoint an additional member of our board of directors upon the occurrence of certain specified events.

Also on the Closing Date, we, SemiCab Holdings, Ajesh Kapoor and Vivek Sehgal entered into an amended and restated limited liability company agreement for SemiCab Holdings which sets forth the terms and conditions governing the operation and management of SemiCab Holdings.

Strategy

Our SemiCab and Singing Machine businesses are each in very different stages of development. Accordingly, our plans for growing each of them are very different.

SemiCab is an early-stage business that is not yet contributing a material amount of revenue to us. We intend to invest in our SemiCab business to develop and grow it into a significant revenue producer for us. This will involve investments in the continued research and development of its technology, the hiring of additional qualified employees, marketing and advertising initiatives, and back-office support. While SemiCab is a nascent business, it has already acquired several multinational consumer products companies as customers. We believe that as existing customers experience the benefits of our SemiCab logistics and distribution solutions, they will begin to increase their use of SemiCab. We also believe that SemiCab’s proven ability to improve truck utilization rates and improve trucking capacity without adding more trucks, drivers or driven miles will be of substantial interest to additional companies that can benefit from SemiCab.

We acquired the United States component of our SemiCab business on July 3, 2024 and acquired the India component of our SemiCab business on May 2, 2025. We may make additional investments in companies operating in the AI distribution and logistics space that we believe are complementary to our SemiCab business. Our investments could involve an acquisition of the assets or equity of complementary companies or businesses, or could involve a strategic partnership or joint venture with complementary companies or businesses. We believe that additional investments could provide us with new AI logistics and distribution technologies, services and resources that we can implement across our entire SemiCab business, or could help us to more quickly expand our SemiCab footprint into other parts of the world. We are actively evaluating additional opportunities to expand our SemiCab business through investments in complementary AI logistics and distribution businesses and companies.

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

Financial Results

We generated net sales of $1,993,000 for the three-month period ended March 31, 2025, compared to $2,426,000 for the three-month period ended March 31, 2024. The decrease in net sales was due primarily to the loss of retail shelf space at two major customers. Gross profit decreased $2,000 to $500,000, or 25.1% of net sales, for the three-month period ended March 31, 2025, compared to $502,000, or 20.7% of net sales, for the three-month period ended March 31, 2024. The decrease was due primarily to the decrease of $433,000 for net sales, partially offset by a corresponding decrease of $431,000 for cost of goods sold associated with less products being manufactured for sale. Our operating expenses increased $521,000 to $3,310,000 for the three-month period ended March 31, 2025, from $2,789,000 for the three-month period ended March 31, 2024, primarily due to an increase in general and administrative expenses incurred for the growth and development of our SemiCab business. As a result, we incurred a loss from operations of $2,810,000 for the three-month period ended March 31, 2025 compared to $2,287,000 for the three-month period ended March 31, 2024.

We generated net losses available to common stockholders of $9,191,000, or $4.66 per share of common stock, for the three-month period ended March 31, 2025, compared to $2,367,000, or $73.76 per share of common stock, for the three-month period ended March 31, 2024. We had total assets of $10,461,000 and $18,302,000 at March 31, 2025 and December 31, 2024, respectively. Net cash used by operating activities was $3,108,000 for the three-month period ended March 31, 2025 compared to $2,557,000 for the three-month period ended March 31, 2024.

The most significant contributor to the increase in our net loss available to common stockholders was a one-time, non-cash charge of $6,468,000 for the change in fair value of warrants that we issued in connection with the public offering of securities that we completed on December 6, 2024. In that offering, we sold Series A warrants and Series B warrants that had certain features and were subject to certain contingencies that resulted in us having to record a warrant liability of $16,603,000 on our balance sheet at December 31, 2024. All of the contingencies that the Series A warrants were subject to were satisfied in January 2025, and all of the Class B warrants were exercised in full during January and February 2025. We re-measured the warrant liability for the Class A and B warrants on their respective measurement dates and adjusted the liability to fair value which resulted in us recording the non-cash charge of $6,468,000 for the change in fair value of warrants. The warrant liability was reclassified as equity on our condensed consolidated balance sheet for our fiscal quarter ended March 31, 2025. As a result, we did not have any warrant liability on our condensed consolidated balance sheet at March 31, 2025 and will not incur any further non-cash charges for the change in fair value of warrants.

Outlook

We expect net sales of our Singing Machine karaoke products to decrease over the next 12 months due to the negative impact on our business from recently implemented tariffs on our products manufactured in China. However, we expect revenue generated from our SemiCab business to increase over the next 12 months as we generate more business from our growing customer base in the United States and India. As a result, total net sales are expected to increase over the next 12 months. We expect gross profit to remain at similar levels over the next 12 months as costs of goods sold decrease commensurate with the decrease in net sales of our karaoke products. We expect operating expenses to remain flat, if not decrease, over the next 12 months as we implement initiatives designed to reduce general and administrative expenses, particularly those related to marketing and advertising initiatives. The reductions achieved may be partially offset by legal and accounting expenses that we incur as we engage in additional capital-raising activities as needed to fund our business and expenses that we incur to fund the growth and development of our SemiCab business. Net loss available to common stockholders is expected to decrease substantially during the next 12 months primarily due to the fact that we do not expect to incur any additional non-cash charges for the change in fair value of warrants, and due to the decreases in general and administrative expenses that we intend to generate.

Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other complementary businesses or companies through mergers, acquisitions, joint ventures or other strategic initiatives, such as the acquisition of the United States component of our SemiCab business on July 3, 2024 and the acquisition of the India component of our SemiCab business on May 2, 2025, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Three-Month Periods Ended March 31, 2025 and 2024

Net Sales

Net sales consist primarily of sales of our Singing Machine karaoke products and sales of our SemiCab logistics and distribution solutions. Net sales decreased $433,000 to $1,993,000 for the three-month period ended March 31, 2025, compared to $2,426,000 for the three-month period ended March 31, 2024. The decrease in net sales was due primarily to the loss of retail shelf space at two major customers. We expect net sales of our Singing Machine karaoke products to decrease over the next 12 months due to the negative impact on our business from recently implemented tariffs on our products manufactured in China. However, we expect revenue generated from our SemiCab business to increase over the next 12 months as we generate more business from our growing customer base in the United States and India.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for raw materials and the manufacturing of our Singing Machine karaoke products. We incurred only a minimal amount of costs in connection with our SemiCab business. Cost of goods sold decreased $431,000 to $1,493,000 for the three-month period ended March 31, 2025, compared to $1,924,000 for the three-month period ended March 31, 2024. Our decrease in net sales of our karaoke products resulted in a corresponding decrease in products manufactured, resulting in lower manufacturing costs. We expect costs of goods sold to decrease over the next 12 months commensurate with the decrease in net sales of our karaoke products due to the negative impact on our business of recently implemented tariffs on our products manufactured in China.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses.

Selling Expenses

Selling expenses consist primarily of marketing and advertising expenses that we incur in connection with advertising campaigns and online advertising initiatives that we engage in to generate sales of our Singing Machine karaoke products. We did not incur any selling expenses in connection with our SemiCab business. Selling expenses increased $134,000 to $764,000 for the three-month period ended March 31, 2025, from $630,000 for the three-month period ended March 31, 2024. The increase was due primarily to an increase in online marketing and social media advertising campaigns. We expect selling expenses to decrease over the next 12 months as we engage in fewer, but more focused, marketing and advertising initiatives and as we navigate the negative impact of recently implemented tariffs on sales of our karaoke products.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, legal and accounting expenses, warehouse expenses and rent expense associated with our Singing Machine business, and general and administrative expenses incurred in the development and growth of our SemiCab business. General and administrative expenses increased $387,000 to $2,546,000 for the three-month period ended March 31, 2025, compared to $2,159,000 for the three-month period ended March 31, 2024. The increase was due primarily to increases of $480,000 for general and administrative expenses incurred in the development and growth of our SemiCab business. We expect general and administrative expenses to decrease over the next 12 months as we implement actions designed to reduce general and administrative expenses. The reductions achieved may be partially offset by an increase in expenses that we incur to fund the growth and development of our SemiCab business.

Other Expenses

Other expenses consists primarily of a non-cash loss that we incurred for the change in fair value of the warrants in connection with the public offering of securities that we completed on December 6, 2024. We incurred only a minimal amount of other expenses in connection with our SemiCab business. Other expenses increased $6,456,000 to $6,468,000 for the three-month period ended March 31, 2025, compared to $28,000 for the three-month period ended March 31, 2024. The increase was due primarily to an increase of $6,468,000 for the change in fair value of warrants.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the loss allocated to SemiCab, Inc., which owns 20% of the outstanding membership interests of SemiCab Holdings. SemiCab Holdings owns our SemiCab business. We acquired our SemiCab business from SemiCab, Inc. on July 3, 2024, and, as part of the transaction, granted SemiCab, Inc. a 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $103,000 represents the amount of loss incurred by SemiCab that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings for the three-month period ended March 31, 2025. We expect net loss attributable to non-controlling interest to increase over the next 12 months as we continue to invest in the development and growth of SemiCab’s business.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of March 31, 2025, our cash balance was $3,296,000.

Net cash used by operating activities was $3,108,000 during the three-month period ended March 31, 2025, compared to $2,557,000 during the three-month period ended March 31, 2024. The increase of $551,000 was due primarily to an increase of $6,927,000 for net loss and a decrease of $1,197,000 for accounts receivable. This was partially offset by increases of $6,468,000 for loss on change in fair value of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024 and $892,000 for refunds due to customers.

Net cash used by investing activities was $673,000 during the three-month period ended March 31, 2025. We did not have any cash flows from investing activities during the three-month period ended March 31, 2024. The increase of $673,000 was due primarily to increases of $672,000 for advances to SMCB under our loan agreement with them.

Net cash used by financing activities was $473,000 for the three-month period ended March 31, 2025, compared to $21,000 for the three-month period ended March 31, 2024. The increase of $452,000 was due primarily to an increase of $473,000 for repayments of promissory notes to related parties.

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

Nasdaq Compliance

On August 26, 2024, we received a letter from the Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price per share for our common stock had closed below $1.00 for more than 30 consecutive business days. We were given until February 24, 2025, to regain compliance with the rule.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Our interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions increases, such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. Our critical accounting estimates and assumptions have not materially changed from those identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2024 due to the material weaknesses described below.

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

Despite the material weaknesses identified above, we believe that the condensed consolidated financial statements included in the period covered by this report fairly present, in all material aspects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

During our fiscal quarter ended March 31, 2025, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 21, 2023, Ault Lending, LLC (“Ault Lending”), a wholly owned subsidiary of Ault Alliance, Inc., which was at one time one of our largest stockholders, filed a derivative shareholder action in Delaware Chancery Court against us, our board of directors, Stingray Group and Regalia Ventures for alleged breach of fiduciary duty in approving a recent above-market private placement equity transaction. The complaint alleged that we and our board of directors followed an inadequate process in evaluating the private placement transaction that we completed in November 2023 and that we and our board of directors entered into the transaction with an intent to dilute Ault’s ownership stake in us. Ault Lending was seeking the following relief from the court: (i) declarations that the defendant directors breached their fiduciary duties, and that Stingray Group and Regalia Ventures aided and abetted those breaches, (ii) rescinding our sale of shares to Stingray Group and Regalia Ventures, and (iii) awarding damages and attorney’s fees to Ault Lending. On April 30, 2025, Ault Lending filed a motion with the court requesting that the claims be dismissed without prejudice and on that same date, the court approved the dismissal of the claims without prejudice.

There were no other material changes to the disclosures made in Part I – Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2024 regarding these matters.

Item 1A. Risk Factors

Not required for small reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2025, we issued a non-qualified stock option to purchase 23,818 shares of our common stock and a restricted stock award for 23,818 shares of our common stock to Alex Andre pursuant to the terms of the employment agreement that he entered into with us in connection with his appointment as our Chief Financial Officer and General Counsel. The option has a ten-year term, subject to any earlier termination following cessation of Mr. Andre’s service with us, and an exercise price per share equal to the closing price of our common stock as reported by the Nasdaq on February 13, 2025. The restricted stock award and option shall each vest over four years as follows: (a) 25% of the shares underlying the restricted stock award and option shall vest on the first anniversary of the grant date; and (b) six and one-quarter percent (6.25%) of the shares underlying the restricted stock award and option shall vest each quarter thereafter, subject to Mr. Andre’s continued service with us through each applicable vesting date. The securities were issued to Mr. Andre in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three-month period ended March 31, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Description

10.1

Equity Purchase Agreement, dated May 2, 2025, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2025)

10.2

Promissory Note, dated May 2, 2025, issued by Algorhythm Holdings, Inc. in favor of SemiCab, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2025)

10.3

Amended and Restated Limited Liability Company Agreement of SemiCab Holdings, LLC, dated May 2, 2025, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC, Ajesh Kapoor and Vivek Sehgal (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2025)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: May 15, 2025	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

