Form 10-Q
period 2025-06-30
Algorhythm Holdings, Inc.
filed 2025-08-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 15, 2025, there were 2,514,571 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

ALGORHYTHM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)

Assets

Current Assets
Cash	$1,134,000	$7,550,000
Accounts receivable, net of allowances of $101,000 and $274,000, respectively	2,317,000	4,373,000
Accounts receivable, related party	124,000	212,000
Note receivable - related party	-	701,000
Inventory	2,733,000	2,186,000
Returns asset	93,000	1,621,000
Prepaid expenses and other current assets	1,219,000	120,000
Total Current Assets	7,620,000	16,763,000

Property and equipment, net	252,000	284,000
Other non-current assets	90,000	124,000
Intangible assets, net	315,000	345,000
Goodwill	4,418,000	786,000
Total Assets	$12,695,000	$18,302,000

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,996,000	$3,808,000
Accrued expenses	3,295,000	4,224,000
Refund due to customer	1,232,000	38,000
Reserve for sales returns	521,000	3,355,000
Warrant liability	-	16,603,000
Promissory notes payable,net	379,000	-
Current portion of promissory note payable - SemiCab, Inc.	1,500,000	-
Current portion of notes payable to related parties	265,000	265,000
Other current liabilities	62,000	145,000
Total Current Liabilities	9,250,000	28,438,000

Notes payable to related parties, net of current portion	385,000	385,000
Promoissory note payable - SemiCab, Inc., net of current portion	250,000	-
Total Liabilities	9,885,000	28,823,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value; 800,000,000 and 100,000,000 shares authorized; 2,514,571 and 470,825 shares issued and outstanding at June 30, 2025 and December 31, 2024	25,000	5,000
Additional paid-in capital	63,854,000	39,682,000
Accumulated deficit	(58,948,000)	(49,172,000)
Non-controlling interest	(1,363,000)	(1,036,000)
Treasury stock, 10,990 and 0 shares reserved at June 30, 2025 and December 31, 2024	(758,000)	-
Total Algorhythm Holdings Shareholders’ Equity (Deficit)	2,810,000	(10,521,000)

Total Liabilities and Shareholders’ Equity (Deficit)	$12,695,000	$18,302,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net Sales	$2,716,000	$2,440,000	$4,709,000	$4,866,000

Cost of Goods Sold	1,762,000	2,116,000	3,255,000	4,040,000

Gross Profit	954,000	324,000	1,454,000	826,000

Operating Expenses
Selling expenses	234,000	547,000	998,000	1,177,000
General and administrative expenses	1,502,000	2,053,000	4,048,000	4,212,000
Operating lease impairment expense	-	3,878,000	-	3,878,000
Total Operating Expenses	1,736,000	6,478,000	5,046,000	9,267,000

Loss from Operations	(782,000)	(6,154,000)	(3,592,000)	(8,441,000)

Other Expenses
Change in fair value of warrant liability	-	-	(6,468,000)	-
Interest expense	(27,000)	(17,000)	(43,000)	(45,000)
Total Other Expenses	(27,000)	(17,000)	(6,511,000)	(45,000)

Loss Before Income Tax Benefit	(809,000)	(6,171,000)	(10,103,000)	(8,486,000)

Income Tax Benefit	-	52,000	-	-

Net Loss	(809,000)	(6,119,000)	(10,103,000)	(8,486,000)

Net loss attributable to non-controlling interest	224,000	-	327,000	-

Net Loss Available to Common Shareholders	$(585,000)	$(6,119,000)	$(9,776,000)	$(8,486,000)

Income (Loss) Per Common Share
Basic and diluted	$(0.24)	$(190.68)	$(4.40)	$(264.44)

Weighted Average Common and Common
Equivalent Shares:
Basic and diluted	2,472,464	32,090	2,224,047	32,090

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Non- Controlling	Treasury	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit	Total
Balance at March 31, 2025	2,394,829	$24,000	$63,577,000	$(1,139,000)	$(758,000)	$(58,363,000)	$3,341,000

Net loss	-	-	-	(224,000)	-	(585,000)	(809,000)
Stock-based compensation	-	-	(38,000)	-	-	-	(38,000)
Common stock issued for acquisition of SMCB	119,742	1,000	315,000	-	-	-	316,000

Balance at June 30, 2025	2,514,571	$25,000	$63,854,000	$(1,363,000)	$(758,000)	$(58,948,000)	$2,810,000

Balance at March 31, 2024	6,418,061	$64,000	$33,448,000	$-	$-	$(28,282,000)	$5,230,000

Net loss	-	-	-	-	-	(6,119,000)	(6,119,000)
Stock-based compensation	-	-	17,000	-	-	-	17,000

Balance at June 30, 2024	6,418,061	$64,000	$33,465,000	$-	$-	$(34,401,000)	$(872,000)

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Non- Controlling	Treasury	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit	Total
Balance at December 31, 2024	470,825	$5,000	$39,682,000	$(1,036,000)	$-	$(49,172,000)	$(10,521,000)

Net loss	-	-	-	(327,000)	-	(9,776,000)	(10,103,000)
Exercise of Series B warrants	1,910,975	19,000	15,195,000	-	-	-	15,214,000
Stock-based compensation	23,818	-	47,000	-	-	-	47,000
Reclassification of Series A warrants to equity	-	-	7,857,000	-	-	-	7,857,000
Common stock issued for acquisition of SMCB	119,742	1,000	315,000	-	-	-	316,000
Repurchase of common stock from related parties	(10,990)	-	758,000	-	(758,000)	-	-
Other	201	-	-	-	-	-	-

Balance at June 30, 2025	2,514,571	$25,000	$63,854,000	$(1,363,000)	$(758,000)	$(58,948,000)	$2,810,000

Balance at December 31, 2023	6,418,061	$64,000	$33,429,000	$-	$-	$(25,915,000)	$7,578,000

Net income	-	-	-	-	-	(8,486,000)	(8,486,000)
Stock-based compensation	-	-	36,000	-	-	-	36,000

Balance at June 30, 2024	6,418,061	$64,000	$33,465,000	$-	$-	$(34,401,000)	$(872,000)

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities
Net loss	$(10,103,000)	$(8,486,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,000	125,000
Reduction in SMCB loan in exchange for services	304,000	-
Gain on allowance for credit loss	(439,000)	-
Change in fair value of warrant liability	6,468,000	-
Provision for estimated cost of returns	1,528,000	1,301,000
Provision for inventory obsolescence	4,000	-
Credit losses	3,000	14,000
Impairment expense	-	3,878,000
Reserve for sales returns	(2,834,000)	(1,217,000)
Stock-based compensation	47,000	36,000
Changes in operating assets and liabilities:
Accounts receivable	2,372,000	4,945,000
Due from banks	-	(187,000)
Accounts receivable - related parties	88,000	(145,000)
Inventories	(551,000)	(38,000)
Prepaid expenses and other current assets	(722,000)	69,000
Other non-current assets	523,000	(64,000)
Accounts payable	(2,184,000)	(3,940,000)
Accrued expenses	(1,147,000)	(771,000)
Refunds due to customers	1,194,000	(649,000)
Other liabilities	(83,000)	(281,000)
Net cash used in operating activities	(5,436,000)	(5,410,000)

Cash flows from investing activities
Purchase of property and equipment	(22,000)	(6,000)
Repurchase of shares of common stock	(758,000)	-
Cash received from acquisition of SMCB	593,000	-
Advances to SMCB	(1,172,000)	-
Net cash used in investing activities	(1,359,000)	(6,000)

Cash flows from financing activities
Proceeds from issuance of promissory notes, net	379,000	-
Other	-	(42,000)
Net cash provided by (used in) financing activities	379,000	(42,000)
Net change in cash	(6,416,000)	(5,458,000)

Cash at beginning of year	7,550,000	6,703,000
Cash at end of period	$1,134,000	$1,245,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,000	$40,000

Non-Cash investing and financing cash flow information:
Reclassification of Series A warrants to equity	$7,857,000	$-
Common stock issued for exercise of Series B warrants	$15,214,000	$-
Common stock issued for acquisition of SMCB	$316,000	$-
Promissory note issued for acquisition of SMCB	$1,750,000	$-

See notes to the condensed consolidated financial statements

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

The Company’s operations include its wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“SMC”), MICS Hospitality Holdings, Inc., a Delaware corporation (“MICS Hospitality”), MICS Hospitality Management, LLC, a Delaware limited liability company (“MICS Hospitality Management”), and MICS Nomad, LLC, a Delaware limited liability company (“MICS NY”), and its 80%-owned subsidiaries, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”) and SMCB Solutions Private Limited, an Indian Company (“SMCB”).

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

On May 2, 2025, the Company and SemiCab Holdings entered into an equity purchase agreement with SemiCab Inc. pursuant to which: (i) SemiCab Holdings purchased 9,999 shares of the issued and outstanding equity shares, Rs. 10 par value, of SMCB, representing 99.99% of the issued and outstanding equity shares of SMCB, for $1,750,000, the payment of which was evidenced by the issuance of a promissory note by the Company to the SemiCab, Inc., and (ii) the Company purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. for aggregate consideration consisting of 119,742 shares of the Company’s common stock. The acquisition was completed on May 2, 2025.

Note 2 – Liquidity, Going Concern and Management Plans

Going Concern Analysis

As of June 30, 2025, the Company’s cash balance was $1,134,000. This will not be sufficient to fund the Company’s planned operations for at least one year after the date the condensed consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern and that the realization of assets and satisfaction of liabilities and commitments will continue in the ordinary course of business.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of June 30, 2025 and condensed financial statement information for the three and six months ended June 30, 2025 and 2024 are unaudited, whereas the condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company’s significant accounting policies as disclosed on the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to enhance the usefulness of income tax disclosures by requiring entities to disclose specific rate reconciliations, the amount of income taxes separated by federal and individual tax jurisdictions, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated among federal, state and foreign. ASU 2023-09 is effective for the Company for its fiscal year beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides that a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a Variable Interest Entity (“VIE”). The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies the guidance in both ASC 718 and ASC 606 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred” (as determined under ASC 718). ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 4 – Variable Interest Entities

The Company determined that SMCB was a VIE because the Company provided financial support to SMCB in the form of a loan agreement to fund SMCB’s operations. The Company further determined that it was not the primary beneficiary of SMCB because the Company did not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, the Company had not consolidated SMCB’s results of operations and financial position in its condensed consolidated financial statements prior to May 2, 2025.

On May 2, 2025, the Company and SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. As a result, on May 2, 2025, the Company consolidated SMCB’s results of operations and financial position in its condensed consolidated financial statements. A discussion of this transaction is set forth herein in Note 17 – Acquisition of SMCB

Note 5 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at June 30, 2025 and December 31, 2024 is as follows:

	Useful	June 30,	December 31,
	Life	2025	2024

Computer and office equipment	5-7 years	$462,000	$412,000
Furniture and fixtures	7 years	107,000	107,000
Molds and tooling	3-5 years	2,312,000	2,297,000
		2,881,000	2,816,000
Less: accumulated depreciation		2,629,000	2,532,000
		$252,000	$284,000

Depreciation expense was $31,000 and $64,000 for the three and six months ended June 30, 2025, respectively, and $53,000 and $105,000 for the three and six months ended June 30, 2024, respectively.

A summary of the Company’s intangible assets at June 30, 2025 and December 31, 2024 is as follows:

	Useful	June 30,	December 31,
	Life	2025	2024

Customer relationships	5-7 years	$25,000	$25,000
Trade names	7 years	25,000	25,000
Developed technology	3-5 years	325,000	325,000
		375,000	375,000
Less: accumulated amortization		60,000	30,000
		$315,000	$345,000

Amortization expense was $17,000 and $32,000 for the three and six months ended June 30, 2025, respectively. The Company did not have any intangible assets or goodwill during the six months ended June 30, 2024.

On June 30, 2025, the Company tested the amount of goodwill that it recorded in connection with the acquisition of SemiCab, Inc.’s business on July 3, 2025 for impairment to see if the carrying amount of goodwill exceeded its carried value. The Company calculated a market-based valuation utilizing inputs classified as Level 3 on the fair value hierarchy by multiplying one by projected 2025 revenue for the SemiCab business. The Company determined that no impairment of goodwill needed to be recorded with respect to that goodwill during the six months ended June 30, 2025. Accordingly, the balance of that goodwill was $786,000 on June 30, 2025.

On May 2, 2025, the Company and SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. In connection with the acquisition, the Company recorded additional goodwill in the amount of $3,632,000. As a result, the balance of the Company’s goodwill was $4,418,000 on June 30, 2025.

Note 6 – Notes Payable to Related Parties

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab, Inc.’s business. The Company had accrued interest payable of $5,000 as of June 30, 2025 that was included as a component of accrued expenses on the Company’s condensed consolidated balance sheets. The Company incurred interest expense on these loans of $15,000 and $31,000 for the three and six months ended June 30, 2025, respectively.

The terms of each loan are summarized in the table below:

	Issue	Maturity		Interest
Note Holder	Date	Date	Status	Rate	Principal
Ajesh Kapoor	7/10/2021	7/10/2026	Current	9%	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	Current	9%	235,000
Vivek Sehgal	4/17/2023	2/1/2026	Current	10%	50,000
Ajesh Kapoor	5/5/2023	2/1/2026	Current	10%	50,000
Ajesh Kapoor	5/17/2023	2/1/2026	Current	10%	165,000

Balance as of June 30, 2025					$650,000

Less: current portion of notes payable to related parties					265,000

Notes payable to related parties, net of current portion					$385,000

As of December 31, 2024, the loans described above that were issued between April 17, 2023 and May 17, 2023 were in default. Subsequent to December 31, 2024, the Company entered into waivers and amendments with each of the note holders who are parties to those loans to extend the maturity dates of the loans to February 1, 2026.

On February 18, 2025, the Company issued a promissory note to each of Stingray Group and Regalia Ventures in the amount of $286,000 and $472,000, respectively. A discussion of these transactions and the terms of the promissory notes is set forth herein in Note 11 – Securities Transactions.

On May 2, 2025, the Company and SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. pursuant to which, in part, the Company issued a promissory note to SemiCab, Inc. in the principal amount of $1,750,000. A discussion of this transaction and the terms of the promissory note is set forth herein in Note 17 – Acquisition of SMCB.

Note 7 – Credit Facilities and Other Financing Arrangements

Oxford Credit Facility

On March 28, 2024, the Company entered into a loan agreement and related revolving credit note with Oxford Commercial Finance (“Oxford”). The agreement was for a two-year term and established a secured asset-backed revolving credit facility that was comprised of a maximum $2,000,000 revolving credit facility. Availability under the credit facility was determined monthly by a borrowing base comprised of a percentage of eligible accounts receivable of the borrowers. The Company’s obligations under the credit agreement were secured by a continuing security interest in all property of each Loan Party, subject to certain excluded collateral. As of June 30, 2024, there was no availability under the Credit Facility as there were no eligible accounts receivable.

On October 17, 2024, the Company terminated the loan agreement and note and paid Oxford a termination fee of $40,000. As of the date of termination, the Company had no outstanding amounts owed to Oxford.

Agile Capital Merchant Cash Advance

In connection with the acquisition of SemiCab, Inc.’s business, the Company assumed a merchant cash advance that was payable to Agile Capital Funding, LLC that had been incurred under a financing agreement that SemiCab, Inc. had entered into on March 22, 2024. The initial amount borrowed was $315,000, with net proceeds to SemiCab, Inc. in the amount of $300,000. Repayment terms consisted of weekly payments in the amount of $16,200 for 28 weeks for a total repayment of $453,600. The effective interest rate for the borrowings was 15% per year. As of December 31, 2024, the merchant cash advance had been repaid in full.

Cedar Advance Merchant Cash Advance

In connection with the acquisition of SemiCab, Inc.’s business, the Company assumed a merchant cash advance that was payable to Cedar Advance, LLC that had been incurred under a financing agreement that SemiCab, Inc. had entered into on May 8, 2024. The initial amount borrowed was $215,000, with net proceeds to SemiCab, Inc. in the amount of $204,300. Repayment terms consisted of weekly payments in the amount of $11,100 for 28 weeks for a total repayment of $312,000. The effective interest rate for the borrowings was 18% per year. As of December 31, 2024, the merchant cash advance had been repaid in full.

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

In connection with the acquisition of SemiCab, Inc.’s business, the Company assumed this settlement liability. The final payment of the settlement was made during the six months ended June 30, 2025. Accordingly, there was no unpaid balance at June 30, 2025. As of December 31, 2024, the remaining unpaid balance of the settlement was $325,000 and was included as a component of accrued expenses on the Company’s condensed consolidated balance sheets.

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

On February 11, 2025, Blue Yonder filed a civil action in the Superior Court of the State of Arizona against the Company for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that the Company assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleges that, because the Company assumed these liabilities, Blue Yonder can enforce the judgment against the Company. The judgement was in the amount of $509,119. On August 1, 2025, the Company filed an answer to the complaint and counterclaims against Blue Yonder for breach of contract. The outcome of this matter is uncertain.

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

As of June 30, 2025, there were 1,667 shares of common stock authorized for issuance under the plan. Of this amount, awards representing 1,183 shares of common stock had been granted under the plan and 484 shares remained available for issuance under the plan. The Company did not issue any share-based awards under the plan during the six months ended June 30, 2025 and 2024, and no shares were forfeited during the three and six months ended June 30, 2025.

As of June 30, 2025, there was an unrecognized expense of $60,000 remaining on stock options currently vesting over time with an approximate weighted average of three years and nine months remaining until the options would be fully vested. The vested options outstanding as of June 30, 2025, had no intrinsic value.

Note 10 – Net Loss Per Share

The computations of basic and dilutive loss per share of commons stock outstanding for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss available to common shareholders	$(585,000)	$(6,119,000)	$(9,776,000)	$(8,486,000)
Basic and diluted weighted average of common stock outstanding	2,472,464	32,090	2,224,047	32,090
Loss per common share	$(0.24)	$(190.68)	$(4.40)	$(264.44)

The computation of the fully diluted weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic weighted average common shares outstanding	2,472,464	32,090	2,224,047	32,090
Effect of dilutive stock options and warrants	-	-	-	-
Diluted weighted average of common shares outstanding	2,472,464	32,090	2,224,047	32,090

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

For the three and six months ended June 30, 2025, 484 shares of common stock underlying stock options, respectively, and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2024, 543 shares of common stock underlying stock options and 4,511 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive.

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

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Regalia Ventures in the amount of $472,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $1,000 for interest expense for the six months ended June 30, 2025 related to this promissory note. On February 27, 2025, the Company paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who serves as a member of the Company’s board of directors.

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

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Stingray Group in the amount of $286,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $3,000 for interest expense for the six months ended June 30, 2025 related to this promissory note. On April 3, 2025, the Company paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of the Company’s board of directors.

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

The Series A and B warrants were exercisable only upon receipt of such shareholder approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market, LLC (the “Nasdaq”) to permit the exercise of the Series A and B warrants. The Series A and B warrants include an exercise price adjustment feature upon shareholder approval, whereby the exercise price will adjust to the greater of the lowest daily volume weighted average price during the reset period or the floor price, which was $6.84 per share, with a proportional increase in the number of warrant shares.

The Company assessed the Series A and B warrants under ASC 480 and ASC 815 and determined that the Series A and B warrants needed to be classified as liabilities as they did not meet the requirements to be considered indexed to the Company’s own stock, due to: (a) the adjustment to the exercise price tied to shareholder approval, and (b) the potential change in the settlement amount of the Series B warrants upon an alternative cashless exercise election. Additionally, the Company concluded at issuance that it would not have sufficient authorized and available shares of common stock to settle the Series A and B warrants. See Note 12 – Derivative Liability.

On January 13, 2025, the Company’s stockholders approved the issuance of the Series A and B warrants, at which time all of the Series A and B warrants became exercisable. This approval triggered an adjustment to the exercise price of the Series A warrants to $8.38. In connection with this approval, the holders of the Series B Warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The warrant liability reflected on the Company’s consolidated balance sheet at December 31, 2024 was reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet at June 30, 2025. The Company recognized a loss of $6,468,000 for the change in the fair value measurement of the warrant liability as of the date the warrant liability was reclassified to equity.

1800 Diagonal Financing Transactions

On June 17, 2025, the Company entered into a securities purchase agreement with 1800 Diagonal Lending, LLC (“1800 Diagonal”) pursuant to which the Company issued a promissory note to 1800 Diagonal in the principal amount of $120,000. The note is subject to a one-time interest charge of 12%, or approximately $14,000, and is payable in 12 monthly installments of $11,000 commencing on July 15, 2025. The security purchase agreement has a contingent default feature that the Company has determined to be nominal and is not applicable unless an event of default occurs. The Company received net proceeds of $84,000 after deductions of $15,000 for original issue discount, $16,000 for placement agent fees and $5,000 for legal and due diligence fees.

On June 17, 2025, the Company entered into a second securities purchase agreement with 1800 Diagonal pursuant to which the Company issued a promissory note to 1800 Diagonal in the principal amount of $240,000. The note is subject to a one-time interest charge of 12%, or approximately $29,000. An initial payment of $134,000 is due on December 15, 2025. Thereafter, the remainder is payable in six monthly installments of $22,000 commencing on January 15, 2026. The security purchase agreement has a contingent default feature that the Company has determined to be nominal and is not applicable unless an event of default occurs. The Company received net proceeds of $189,000 after deductions of $30,000 for original issue discount, $16,000 for placement agent fees and $5,000 for legal and due diligence fees.

Boot Capital Financing Transaction

On June 17, 2025, the Company entered into a securities purchase agreement with Boot Capital, LLC (“Boot Capital”) pursuant to which the Company issued a promissory note to Boot Capital in the principal amount of $120,000. The note is subject to a one-time interest charge of 12%, or approximately $14,000, and is payable in 12 monthly installments of $11,000 commencing on July 15, 2025. The security purchase agreement has a contingent default feature that the Company has determined to be nominal and is not applicable unless an event of default occurs. The Company received net proceeds of $105,000 after deductions of $15,000 for original issue discount.

Note 12 – Derivative Liability

During the six months ended June 30, 2025, the Company had derivative warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a Monte Carlo simulation model, with the key inputs described below. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

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

On January 13, 2025, the Company’s shareholders approved the issuance of the Series A and Series B Warrants. This approval triggered the adjustment to the exercise price described above. In connection with this approval, the holders of the Series B warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The Series A warrants became exercisable for 1,133,652 shares of common stock at an exercise price of $8.38 per share after the shareholder approval adjustment was finalized on March 17, 2025. In addition, the Company reassessed the classification of the Series A warrants after the shareholder approval adjustment was finalized, concluding that the Series A warrants now met the requirements for equity classification under ASC 480 and ASC 815. The Company adjusted the Series A Warrants to fair value upon reclassification and reclassified that value to additional paid-in capital during the six months ended June 30, 2025.

The following table provides a roll-forward of the fair value of the derivative liabilities described above during the six months ended June 30, 2025:

	Series A Warrants	Series B Warrants	Total Warrant Liabilities
Balance at December 31, 2024	$5,456,000	$11,147,000	$16,603,000
Exercises	—	(15,214,000)	(15,214,000)
Loss on change in fair value	2,401,000	4,067,000	6,468,000
Reclassification to equity	(7,857,000)	—	(7,857,000)
Balance at June 30, 2025	$—	$—	$—

The following table provides a roll-forward of the number of shares of common stock underlying warrants issued during the six months ended June 30, 2025:

	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at December 31, 2024	279,412	279,412	4,511	563,335
Exercises	—	(279,412)	—	(279,412)
Balance at June 30, 2025	279,412	—	4,511	283,923

The Company did not issue any warrants during the three and six months ended June 30, 2024 and did not have any warrants outstanding as of June 30, 2024.

Note 13 – Income Taxes

The Company’s income tax provision for the three and six months ended June 30, 2024, was approximately $52,000 due to income taxes due on amended federal tax returns filed for 2020 and 2021 which took into account the one-time refunds received from the Employee Retention Credit program. The Company did not have any provision for income taxes for the three and six months ended June 30, 2025.

The Company’s income tax expense differs from the expected tax expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three and six months ended June 30, 2025 and 2024.

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

The following table details the revenues, significant expenses and other segment items regularly provided to the CODM:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Singing			Singing			Singing			Singing
	Machine	SemiCab	Total	Machine	SemiCab	Total	Machine	SemiCab	Total	Machine	SemiCab	Total
Revenues	$1,564,000	$1,152,000	$2,716,000	$2,440,000	$-	$2,440,000	$3,434,000	$1,275,000	$4,709,000	$4,866,000	$-	$4,866,000
Less:
Adjusted cost of revenues	270,000	1,492,000	1,762,000	2,116,000	-	2,116,000	1,634,000	1,621,000	3,255,000	4,040,000	-	4,040,000
Adjusted sales and marketing	234,000	-	234,000	547,000	-	547,000	998,000	-	998,000	1,177,000	-	1,177,000
Adjusted general and administrative (1)	751,000	744,000	1,495,000	1,982,000	-	1,982,000	2,684,000	1,224,000	3,908,000	4,070,000	-	4,070,000
Adjusted depreciation and amortization	28,000	17,000	45,000	54,000	-	54,000	61,000	32,000	93,000	106,000	-	106,000
Adjusted impairement of ROU lease	-	-	-	3,878,000	-	3,878,000	-	-	-	3,878,000	-	3,878,000
Share based compensation	(38,000)	-	(38,000)	17,000	-	17,000	47,000	-	47,000	36,000	-	36,000
Change in fair value of warrant liability	-	-	-	-	-	-	6,468,000	-	6,468,000	-	-	-
Gain on disposal of fixed assets	-	-	-	-	-	-	-	-	-	-	-	-
Loss on issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-
Interest expense	9,000	18,000	27,000	17,000	-	17,000	9,000	34,000	43,000	45,000	-	45,000
Other income (expense), net	-	-	-	-	-	-	-	-	-	-	-	-
Income tax provision	-	-	-	(52,000)	-	(52,000)	-	-	-	-	-	-
Segment net loss	$310,000	$(1,119,000)	$(809,000)	$(6,119,000)	$-	$(6,119,000)	$(8,467,000)	$(1,636,000)	$(10,103,000)	$(8,486,000)	$-	$(8,486,000)

Total segment assets	$5,244,000	$3,033,000	$8,277,000	$12,367,000	$-	$12,367,000	$5,244,000	$3,033,000	$8,277,000	$12,367,000	$-	$12,367,000

(1)	Excludes depreciation and amortization, share-based compensation, impairment of goodwill and impairment of a note receivable.

The following reconciles total segment assets to consolidated total assets as of June 30, 2025:

	June 30,	December 31,
	2025	2024
Total segment assets	$8,277,000	$17,516,000
Goodwill	4,418,000	786,000
Total assets	$12,695,000	$18,302,000

The total segment assets of $17,516,000 at December 31, 2024 were comprised of $16,301,000 for the Singing Machine segment and $1,215,000 for the SemiCab segment.

Revenue Disaggregation

The Company disaggregates revenues by product line and major geographic region.

The Company’s product lines consist of AI-enabled software logistics services and home karaoke consumer products. Revenue by product line for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
Product Line	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Karaoke machines	$1,533,000	$1,257,000	$2,275,000	$2,308,000
Licensed products	1,000	107,000	15,000	198,000
Kids youth electronics	103,000	102,000	170,000	171,000
Microphones and accessories	(260,000)	865,000	523,000	1,818,000
Music subscriptions	187,000	109,000	451,000	371,000
Logistics services	1,152,000	-	1,275,000	-
Total revenue	$2,716,000	$2,440,000	$4,709,000	$4,866,000

The geographic region of sales is based primarily on where the product and services were delivered. Revenue by geographic region for the three and six months ended June 30, 2025 and 2024 was:

	Three Months Ended		Six Months Ended
Geographic Area	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
North America	$1,410,000	$2,316,000	$3,403,000	$4,742,000
Australia	46,000	124,000	46,000	124,000
India	1,137,000	-	1,137,000	-
All Others	123,000	-	123,000	-
	$2,716,000	$2,440,000	$4,709,000	$4,866,000

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

Revenue Concentration

The Company derives a majority of its revenue from sales by retailers of its home karaoke consumer products in North America sales of its AI-enabled software logistics services in India. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. As of June 30, 2025, 17% of accounts receivable were due from one customer in North America and 16% of accounts receivable were due from one customer in India that each individually owed more than 10% of the Company’s total accounts receivable. At December 31, 2024, 68% of accounts receivable were due from three customers in North America that each individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s top customer and top three customers collectively as a percentage of total net sales was 11% and 66% of the Company’s revenue, respectively, for the three months ended June 30, 2025 and 2024, respectively. Revenue derived from the Company’s top three customers collectively as a percentage of total net sales was 37% and 71% of the Company’s revenue, respectively, for the six months ended June 30, 2025 and 2024, respectively. The loss of any of these customers could have an adverse impact on the Company.

Revenue from customers representing greater than 10% of total net sales that were derived from the Company’s top customer as a percentage of total net sales for the three months ended June 30, 2025 was 11%. Revenue from customers representing greater than 10% of total net sales that were derived from the Company’s top three customers as a percentage of total net sales for the three months ended June 30, 2024 was 39%, 14%, and 13%. Revenue from customers representing greater than 10% of total net sales that were derived from the Company’s top three customers as a percentage of total net sales for the six months ended June 30, 2025 was 10%, 11% and 16%. Revenue from customers representing greater than 10% of total net sales that were derived from the Company’s top three customers as a percentage of total net sales for the six months ended June 30, 2024 was 50%, 11%, and 10%. The loss of any of these customers could have an adverse impact on the Company.

Note 16 – Related Party Transactions

Stingray Group Subscription Payments

The Company has a music subscription sharing agreement with Stingray Group. For the three and six months ended June 30, 2025, the Company received music subscription revenue of $187,000 and $451,000, respectively, from Stingray Group. For the three and six months ended June 30, 2024, the Company received music subscription revenue of $109,000 and $349,000, respectively, from Stingray Group. As of June 30, 2025 and December 31, 2024, the Company had $124,000 and $212,000, respectively, due from Stingray Group for music subscription reimbursement.

SMCB

VIE Analysis

The Company determined that SMCB, which was a subsidiary of SemiCab, Inc. prior to the SemiCab Holdings’ acquisition of 99.99% of the equity shares of SMCB on May 2, 2025, was a VIE as the Company provides financial support to SMCB. While not contractually obligated, SMCB currently relies on the Company’s reimbursement of certain costs under an intercompany services agreement (“MSA”) whereby SMCB agrees to provide IT software development services to SemiCab, Inc. In exchange, under the MSA, the Company grants intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2025. As a result of this relationship and the financial support provided by the Company to SMCB under the loan agreement described below to fund SMCB’s operations, SMCB has been determined to be a VIE prior to May 2, 2025.

The Company further determined that it was not the primary beneficiary of SMCB because the Company did not have the power to direct or control SMCB’s significant activities related to its business. Accordingly, the Company has not consolidated SMCB’s results of operations and financial position in its condensed consolidated financial statements.

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

At December 31, 2024, a total of $1,140,000 was outstanding under the loan agreement. During the period beginning January 1, 2025 and ending May 2, 2025, the date the Company acquired 99.99% of the equity shares of SMCB, the Company made advances to SMCB in the amount of $1,172,000. During the same period, SMCB charged $304,000 for services to the Company that were performed under the MSA, which charges offset amounts due under the loan with SMCB. As a result, as of May 2, 2025, a total of $2,008,000 of loans were outstanding under the loan agreement, and a total of $492,000 remained available for future borrowings under the loan agreement as of May 2, 2025. As of May 2, 2025, SMCB had not made any interest payments due under the loan agreement. As a result, the loans were in default as of May 2, 2025.

On May 2, 2025, the loan payable of $2,008,000 of SMCB and the loan receivable of $2,008,000 of the Company were eliminated in consolidation. As a result, no such loans payable and loans receivable were outstanding on the Company’s condensed consolidated balance sheet at June 30, 2025. Also on May 2, 2025, revenue generated by SMCB for services performed by SMCB under the MSA of $304,000, and expenses for the Company for services performed by SMCB under the MSA of $304,000, during the period commencing January 1, 2025 and ending May 2, 2025 were eliminated in consolidation on May 2, 2025. As a result, no such revenue and expenses were reflected on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Note 17 – Acquisition of SMCB

On May 2, 2025, the Company and SemiCab Holdings entered into an equity purchase agreement with SemiCab, Inc. pursuant to which: (i) SemiCab Holdings purchased 9,999 shares of the issued and outstanding equity shares, Rs. 10 par value, of SMCB, representing 99.99% of the issued and outstanding equity shares of SMCB, for $1,750,000, the payment of which amount was evidenced by the issuance of a promissory note by the Company to the SemiCab, Inc., and (ii) the Company purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. for aggregate consideration consisting of 119,742 shares of the Company’s common stock. The acquisition was completed on May 2, 2025 (the “Closing Date”). The promissory note provides that $1,500,000 is due and payable by the Company on the first anniversary of the Closing Date and the remaining $250,000 is due and payable by the Company on the 18-month anniversary of the Closing Date. The promissory note bears interest at six percent per annum. The Company completed the acquisition to expand its AI logistics and distribution into India.

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

The Company has performed a preliminary valuation analysis of the fair market value of SMCB assets acquired and liabilities assumed. Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as May 2, 2025, the date the acquisition was completed:

Consideration:
Promissory note	$1,750,000
119,742 shares of common stock	316,000
Assumption of debt	2,008,000
Total	$4,074,000

Identifiable net assets acquired:
Cash and cash equivalents	$593,000
Accounts receivable, net	319,000
Prepaid expenses and other current assets	377,000
Property and equipment, net	11,000
Other non-current assets	489,000
Accounts payable and accrued expenses	(372,000)
Other current liabilities	(975,000)
Net assets acquired	442,000
Goodwill	$3,632,000

This preliminary purchase price allocation has been used to prepare the transaction accounting adjustments in the pro forma balance sheet and income statement. The fair values of assets and liabilities acquired represent the Company’s estimates of fair values as of the acquisition date. Management believes that the fair values recognized for the assets and liabilities acquired are based on reasonable estimates and assumptions. The final purchase price allocation will be determined when the Company has completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the transaction accounting adjustments. The final allocation may include: (i) changes in fair values of property and equipment, (ii) changes in allocations to goodwill, and (iii) other changes to assets and liabilities.

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the acquisition as though it had been completed on January 1, 2024. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the six months ended June 30, 2025 and 2024 reflect the combined performance of the Company and the SMCB business for that period. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the accompanying unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the acquisition date occurred on January 1, 2024, nor does it attempt to forecast future consolidated results of operations.

	Six Months Ended
	June 30, 2025	June 30, 2024
Net revenue	$7,438,000	$6,135,000
Operating loss from continuing operations	(4,539,000)	(8,689,000)
Net loss	$(11,313,000)	$(8,735,000)

Note 18. Subsequent Events

Agile Capital Financing Transaction

In July 2025, the Company entered into a business loan and security agreement with Agile Capital Funding, LLC (“Agile Funding”) pursuant to which it issued a promissory note to Agile Funding in the principal amount of $368,000. The note is subject to a one-time interest charge of $162,000 and is payable in 28 weekly installments of $19,000 commencing on July 14, 2025. The Company received net proceeds of $350,000 after deductions of $18,000 for administrative agent fees.

Sale of Singing Machine Business

On August 1, 2025, the Company entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”) pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with the Company’s Singing Machine business for $500,000. The transaction closed on August 1, 2025.

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

Overview

We are an artificial intelligence (“AI”) technology that currently has one business unit, which is SemiCab. SemiCab is an AI-enabled software logistics business operated through our subsidiary, SemiCab Holdings, LLC. Prior to August 1, 2025, we had a second business unit, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products globally to retailers and ecommerce partners through our subsidiary, The Singing Machine Company, Inc. We sold our Singing Machine business on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business line.

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

Since 2020, SemiCab has enabled major retailers, brands and transportation providers to address their transportation needs. SemiCab’s Orchestrated Collaboration™ AI model has proven to increase transportation capacity, improve asset utilization, reduce empty miles, lower logistics costs, and provide visibility into the entire transportation network. Models show that our SemiCab technology has the capability of reducing costs through optimization. Additionally, our SemiCab technology has the potential to play a key role in the improved sustainability model. Based on its proven ability to improve truck utilization rates, this could result in a dramatic reduction in the carbon footprint of the industry. The optimization of existing truck utilization can add trucking capacity without adding more trucks, drivers or driven miles which addresses common problems plaguing the industry like severe driver shortage and road congestion. Trucking optimization could also reduce carbon emissions attributable to road freight.

Singing Machine

Through Singing Machine, we engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We were a leading global karaoke and music entertainment company that specializes in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products were among the most widely available karaoke products internationally. We sold our Singing Machine business on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business line.

Recent Corporate Events

Name and Symbol Change

Effective September 5, 2024, our Certificate of Incorporation was amended to change our name from “The Singing Machine Company, Inc.” to “Algorhythm Holdings, Inc.” In addition, effective September 8, 2024, our ticker symbol was changed from “MICS” to “RIME.”

Reverse Stock Split and Increase in Authorized Shares

On January 13, 2025, our stockholders voted to authorize our board of directors to effect a reverse stock split of the outstanding shares of our common stock at a specific ratio within a range of 1-for-10 to a maximum of 1-for-250 and to amend our certificate of incorporation to increase the number of authorized common stock from 100,000,000 to 800,000,000 shares. On January 14, 2025, our board of directors approved a reverse stock split of 1-for-200 ratio and approved the filing of a certificate of amendment to our certificate of incorporation to effect the reverse stock split and to increase our authorized shares of common stock from 100,000,000 to 800,000,000. The reverse stock split took effect on February 10, 2025. In accordance with SEC rules and regulations, all share numbers and prices throughout this report and our condensed consolidated financial statements reflect post-reverse stock split numbers.

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

Sale of Singing Machine Business

On August 1, 2025, we entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”) pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with our Singing Machine business for $500,000. The transaction closed on August 1, 2025.

Strategy

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

We acquired the United States component of our SemiCab business on July 3, 2024 and acquired the India component of our SemiCab business on May 2, 2025. We may make additional investments in companies operating in the AI distribution and logistics space that we believe are complementary to our SemiCab business. Our investments could involve an acquisition of the assets or equity of complementary companies or businesses or could involve a strategic partnership or joint venture with complementary companies or businesses or digital asset treasury strategies. We believe that additional investments could provide us with new AI logistics and distribution technologies, services and resources that we can implement across our entire SemiCab business or could help us to more quickly expand our SemiCab footprint into other parts of the world. We are actively evaluating additional opportunities to expand our SemiCab business through investments in complementary AI logistics and distribution businesses and companies.

Financial Results

We generated revenue of $2,716,000 for the three-month period ended June 30, 2025, compared to $2,440,000 for the three-month period ended June 30, 2024. The increase in revenue was due primarily to net sales generated by our SemiCab business. This was partially offset by a decrease in net sales of our Singing Machine karaoke products due to the negative impact on our business from recently implemented tariffs on our products manufactured in China. Gross profit was $954,000, or 35.1% of net sales, for the three-month period ended June 30, 2025, compared to $324,000, or 13.3% of net sales, for the three-month period ended June 30, 2024. The increase was due primarily to an increase of $276,000 for net sales and a decrease of $354,000 for cost of goods sold.

Our operating expenses were $1,736,000 for the three-month period ended June 30, 2025, compared to $6,478,000 for the three-month period ended June 30, 2024. The decrease in operating expenses was due primarily to a decrease of $3,878,000 for operating lease impairment expenses. We incurred a loss from operations of $782,000 for the three-month period ended June 30, 2025 compared to $6,154,000 for the three-month period ended June 30, 2024.

We generated net loss available to common shareholders of $585,000, or $0.24 per share of common stock, for the three-month period ended June 30, 2025, compared to $6,119,000, or $190.68 per share of common stock, for the three-month period ended June 30, 2024. We had total assets of $12,695,000 and $18,302,000 at June 30, 2025 and December 31, 2024, respectively. Net cash used by operating activities was $5,436,000 for the six-month period ended June 30, 2025 compared to $5,410,000 for the six-month period ended June 30, 2024.

Outlook

We expect net sales generated from our SemiCab business to increase substantially over the next 12 months as we generate more business from our growing customer base in the United States and India. We sold our Singing Machine business on August 1, 2025. As a result, we will no longer be generating any net sales from that business line. Overall, total net sales are anticipated to increase over the next 12 months as growth in net sales generated by our SemiCab business is expected to exceed the loss in net sales of our Singing Machine karaoke products. We expect gross profit to decrease over the next 12 months due to an increase in cost of goods sold that we will incur in connection with the increase in net sales that we expect to generate from our SemiCab business. The decrease in gross profit will be partially offset by the reduction in cost of goods sold that we will realize as a result of the sale of our Singing Machine business. We expect operating expenses to decrease over the next 12 months as a result of our sale of the Singing Machine business. The reductions achieved may be partially offset by increases in legal and accounting expenses that we incur as we engage in additional capital-raising activities as needed to fund our business and expenses that we incur to fund the growth and development of our SemiCab business. Net loss available to common stockholders is expected to decrease during the next 12 months primarily due to the sale of our Singing Machine business.

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

Comparison of the Three-Month Periods Ended June 30, 2025 and 2024

Net Sales

Net sales consist primarily of sales generated by our SemiCab managed services logistics platform and sales of our Singing Machine karaoke products. Net sales increased $276,000 to $2,716,000 for the three-month period ended June 30, 2025, compared to $2,440,000 for the three-month period ended June 30, 2024. The increase in net sales was due primarily to net sales generated by our SemiCab business. This was partially offset by a decrease in net sales of our Singing Machine karaoke products due to the negative impact on our business from recently implemented tariffs on our products manufactured in China. We sold our Singing Machine business on August 1, 2025. As a result, we will no longer be generating any revenue from that business line. However, we anticipate total revenue to increase over the next 12 months as growth in revenue generated by our SemiCab business exceeds the loss in net sales of our Singing Machine karaoke products.

Cost of Goods Sold

Cost of goods sold consists primarily of costs for raw materials and the manufacturing of our Singing Machine karaoke products, and freight, handling and servicing costs that we incur in connection with our SemiCab business. Cost of goods sold decreased $354,000 to $1,762,000 for the three-month period ended June 30, 2025, compared to $2,116,000 for the three-month period ended June 30, 2024. The decrease in cost of goods sold was due primarily to a decrease in cost of goods sold for our Singing Machine karaoke products associated with lower net sales of these products. This was partially offset by freight, handling and servicing costs that we incurred in connection with our SemiCab business. We expect costs of goods sold to increase over the next 12 months in connection with the increase in net sales that we expect to generate from our SemiCab business. We expect this increase to be partially offset by the reduction in cost of goods sold that we will realize as a result of the sale of our Singing Machine business.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses.

Selling Expenses

Selling expenses consist primarily of marketing and advertising expenses that we incur in connection with advertising campaigns and online advertising initiatives that we engage in to generate sales of our Singing Machine karaoke products. We did not incur any selling expenses in connection with our SemiCab business. Selling expenses decreased $313,000 to $234,000 for the three-month period ended June 30, 2025, from $547,000 for the three-month period ended June 30, 2024. The decrease was due primarily to a decrease in marketing and advertising expenses commensurate with the decrease in sales of our Singing Mahine karaoke products. We expect selling expenses to decrease substantially over the next 12 months due to the sale of our Singing Machine business.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, legal and accounting expenses, warehouse expenses and rent expense associated with our Singing Machine business, and general and administrative expenses incurred in the development and growth of our SemiCab business. General and administrative expenses decreased $551,000 to $1,502,000 for the three-month period ended June 30, 2025, compared to $2,053,000 for the three-month period ended June 30, 2024. The decrease was due primarily to decreases in general and administrative expenses incurred by our Singing Machine business, partially offset by increases in general and administrative expenses incurred in the growth and development of our SemiCab business. We expect general and administrative expenses to decrease over the next 12 months due to the sale of our Singing Machine business. We expect the reductions achieved to be partially offset by an increase in expenses that we expect to incur as we continue to invest in the growth and development of our SemiCab business.

Operating Lease Impairment Expense

Operating lease impairment expense consists of the write off of assets including security deposits, rent deposits and right of use assets that we incurred due to our abandonment of our agreement of lease, dated August 23, 2023, with OAC 111 Flatiron, LLC and OAC Adelphi, LLC, during the three months ended June 30, 2024. Operating lease impairment expense was $3,878,000 for the three months ended June 30, 2024. We did not incur any operating lease impairment expense for the three months ended June 30, 2025. We do not expect to incur any additional operating lease impairment expenses during the next 12 months.

Other Expenses

Other expenses consist of financing costs that we incurred under our loan and security agreement, dated March 28, 2024, with Oxford Business Credit and other non-operating expenses that we incurred in connection with our SemiCab business. Other expenses increased $10,000 to $27,000 for the three months ended June 30, 2025, compared to $17,000 for the three-month period ended June 30, 2024. We terminated the loan agreement and security agreement on October 17, 2024. We may incur additional financing costs during the next 12 months, and expect to continue to incur additional non-operating expenses in connection with our SemiCab business.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests consists of the loss allocated to SemiCab, Inc., which owned a 20% of the outstanding membership interests of SemiCab Holdings until May 2, 2025, and Ajesh Kapoor and Vivek Sehgal, who collectively owned 20% of the outstanding membership interests of SemiCab Holdings beginning May 2, 2025. SemiCab Holdings owns our SemiCab business. We acquired our SemiCab business from SemiCab, Inc. on July 3, 2024, and, as part of the transaction, granted SemiCab, Inc. a 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $224,000 represents the amount of loss incurred by SemiCab that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings for period beginning April 1, 2025 and ending May 2, 2025, and the amount of loss incurred by SemiCab that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings for the period beginning May 2, 2025 and ending June 30, 2025. We expect net loss attributable to non-controlling interest to increase over the next 12 months as we continue to invest in the development and growth of SemiCab’s business.

Comparison of the Six-Month Periods Ended June 30, 2025 and 2024

Net Sales

Net sales decreased $157,000 to $4,709,000 for the six-month period ended June 30, 2025, compared to $4,866,000 for the six-month period ended June 30, 2024. The decrease in net sales was due primarily to a decrease in net sales of our Singing Machine karaoke products due to the negative impact on our business from recently implemented tariffs on our products manufactured in China. This was partially offset by the increase in net sales that we generated from our SemiCab business.

Cost of Goods Sold

Cost of goods sold decreased $785,000 to $3,255,000 for the six-month period ended June 30, 2025, compared to $4,040,000 for the six-month period ended June 30, 2024. The decrease in cost of goods sold was due primarily to our decrease in net sales of our karaoke products and the corresponding decrease in karaoke products manufactured, resulting in lower manufacturing costs. We incurred only a minimal amount of costs in connection with our SemiCab business. This was partially offset by an increase in cost of goods sold associated with the increase in net sales that we generated from our SemiCab business.

Operating Expenses

Selling Expenses

Selling expenses decreased $179,000 to $998,000 for the six-month period ended June 30, 2025, from $1,177,000 for the six-month period ended June 30, 2024. The decrease was due primarily to a decrease in marketing and advertising expenses commensurate with the decrease in sales of our Singing Machine karaoke products. We did not incur any selling expenses in connection with our SemiCab business.

General and Administrative Expenses

General and administrative expenses decreased $164,000 to $4,048,000 for the six-month period ended June 30, 2025, compared to $4,212,000 for the six-month period ended June 30, 2024. The decrease was due primarily to decreases in general and administrative expenses incurred by our Singing Machine business, partially offset by increases in general and administrative expenses incurred in the growth and development of our SemiCab business.

Operating Lease Impairment Expense

Operating lease impairment expense was $3,878,000 for the six months ended June 30, 2024. We did not incur any operating lease impairment expense for the three months ended June 30, 2025.

Other Expenses

Other expenses consists primarily of a non-cash loss that we incurred for the change in fair value of the warrants in connection with the public offering of securities that we completed on December 6, 2024. Other expenses increased $6,466,000 to $6,511,000 for the six-month period ended June 30, 2025, compared to $45,000 for the six-month period ended June 30, 2024. The increase was due primarily to an increase of $6,468,000 for the change in fair value of warrants. We incurred only a minimal amount of other expenses in connection with our SemiCab business.

Net Loss Attributable to Non-Controlling Interests

The net loss attributable to non-controlling interest of $327,000 represents the amount of loss incurred by SemiCab that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings for period beginning January 1, 2025 and ending May 2, 2025, and the amount of loss incurred by SemiCab that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings for the period beginning May 2, 2025 and ending June 30, 2025.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of June 30, 2025, our cash balance was $1,134,000.

Net cash used by operating activities was $5,436,000 during the six-month period ended June 30, 2025, compared to $5,410,000 during the six-month period ended June 30, 2024. The increase of $26,000 was due primarily to an increase of $6,468,000 for change in fair value of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024. This was partially offset by a decrease of $3,878,000 for impairment expense and an increase of $1,617,000 for net loss.

Net cash used by investing activities was $1,359,000 during the six-month period ended June 30, 2025, compared to $6,000 during the six-month period ended June 30, 2024. The increase of $1,353,000 was due primarily to increases of $758,000 for repurchases of shares of our common stock and $1,172,000 for advances to SMCB under out loan agreement with them, partially offset by an increase of $593,000 for cash received in connection with our acquisition of SMCB on May 2, 2025.

Net cash provided by financing activities was $379,000 for the six-month period ended June 30, 2025, compared to net cash used in financing activities of $42,000 for the six-month period ended June 30, 2024. The difference of $421,000 was due primarily to an increase of $379,000 for proceeds from the issuance of promissory notes payable.

Our limited cash resources along with our recent history of recurring operating losses and decreases in working capital create substantial doubt about our ability to continue as a going concern. To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other complementary businesses and companies during the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

1. We lacked sufficient resources in our accounting department, restricting our ability to review and approve certain material journal entries which increases the likelihood that a material misstatement of interim or annual financial statements might not be prevented.

2. We lacked sufficient resources in our accounting department, which resulted in our inability to have proper segregation of duties for the preparation, review and approval of certain material reconciliations related to financial reporting in a timely manner.

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

Changes in Internal Controls over Financial Reporting

During our fiscal quarter ended June 30, 2025, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 11, 2025, Blue Yonder filed a civil action in the Superior Court of the State of Arizona against the Company for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that the Company assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleges that, because the Company assumed these liabilities, Blue Yonder can enforce the judgment against the Company. The judgement was in the amount of $509,119. On August 1, 2025, the Company filed an answer to the complaint and counterclaims against Blue Yonder for breach of contract. The outcome of this matter is uncertain.

There were no other material changes to the disclosures made in Part I – Item 3. Legal Proceedings of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 and Part II – Other Information – Item 1. Leal Proceedings of our Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2025 regarding these matters.

Item 1A. Risk Factors

Not required for small reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2025, we and SemiCab Holdings entered into an equity purchase agreement with SemiCab Inc. pursuant to which: (i) SemiCab Holdings purchased 9,999 shares of the issued and outstanding equity shares, Rs. 10 par value, of SMCB, representing 99.99% of the issued and outstanding equity shares of SMCB, for $1,750,000, the payment of which amount was evidenced by the issuance of a promissory note by us to SemiCab, Inc., and (ii) we purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. for aggregate consideration consisting of 119,742 shares of our common stock. The acquisition was completed on May 2, 2025. The shares of common stock were issued to SemiCab, Inc. in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three-month period ended June 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Description

10.1

Equity Purchase Agreement, dated May 2, 2025, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2025)

10.2

Promissory Note, dated May 2, 2025, issued by Algorhythm Holdings, Inc. in favor of SemiCab, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2025)

10.3

Amended and Restated Limited Liability Company Agreement of SemiCab Holdings, LLC, dated May 2, 2025, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC, Ajesh Kapoor and Vivek Sehgal (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2025)

10.4

Asset Purchase Agreement, dated August 1, 2025, by and among Algorhythm Holdings, Inc., The Singing Machine Company, Inc. and Stingray Music USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2025)

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

ALGORHYTHM HOLDINGS, INC.

Date: August 19, 2025	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

