Form 10-Q
period 2025-09-30
Algorhythm Holdings, Inc.
filed 2025-11-19
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, there were 2,721,778 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

ALGORHYTHM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)

Assets

Current Assets
Cash	$2,839,000	$7,233,000
Accounts receivable, net of allowances of $113,000 and $127,000, respectively	1,816,000	121,000
Accounts receivable, related party	-	701,000
Prepaid expenses and other current assets	859,000	59,000
Current assets of discontinued operations	-	8,649,000
Total Current Assets	5,514,000	16,763,000

Property and equipment, net	20,000	2,000
Other non-current assets	52,000	-
Intangible assets, net	841,000	345,000
Goodwill	4,418,000	786,000
Non-current assets of discontinued operations	-	406,000
Total Assets	$10,845,000	$18,302,000

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,229,000	$387,000
Accrued expenses	2,390,000	1,746,000
Refund due to customer	265,000	-
Warrant liability	-	16,603,000
Promissory notes payable, net	3,985,000	-
Current portion of notes payable to related parties	2,150,000	265,000
Other current liabilities	50,000	50,000
Current liabilities of discontinued operations	426,000	9,387,000
Total Current Liabilities	10,495,000	28,438,000

Notes payable to related parties, net of current portion	250,000	385,000
Total Liabilities	10,745,000	28,823,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value; 800,000,000 and 100,000,000 shares authorized;
2,641,778 and 470,825 shares issued and outstanding at September 30, 2025 and December 31, 2024	26,000	5,000
Additional paid-in capital	64,125,000	39,682,000
Accumulated deficit	(61,910,000)	(49,172,000)
Non-controlling interest	(1,383,000)	(1,036,000)
Treasury stock, 10,990 and 0 shares reserved at September 30, 2025 and December 31, 2024	(758,000)	-
Total Shareholders’ Equity (Deficit)	100,000	(10,521,000)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,845,000	$18,302,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Sales	$1,744,000	$127,000	$3,018,000	$127,000

Cost of Sales	2,095,000	159,000	3,716,000	159,000

Gross Loss	(351,000)	(32,000)	(698,000)	(32,000)

Operating Expenses
Selling expenses	3,000	-	3,000	-
General and administrative expenses	1,211,000	1,791,000	3,184,000	2,830,000
Total Operating Expenses	1,214,000	1,791,000	3,187,000	2,830,000

Loss From Operations	(1,565,000)	(1,823,000)	(3,885,000)	(2,862,000)

Other Expenses
Change in fair value of warrant liability	-	-	(6,468,000)	-
Interest expense	(293,000)	(283,000)	(336,000)	(328,000)
Total Other Expenses	(293,000)	(283,000)	(6,804,000)	(328,000)

Loss From Continuing Operations Before Income Tax	(1,858,000)	(2,106,000)	(10,689,000)	(3,190,000)

Income tax loss attributable to continuing operations	(24,000)	-	(24,000)	-

Net Loss From Continuing Operations	(1,882,000)	(2,106,000)	(10,713,000)	(3,190,000)

Net gain (loss) from discontinued operations	(1,100,000)	3,080,000	(2,372,000)	(4,323,000)

Net Income (Loss)	(2,982,000)	974,000	(13,085,000)	(7,513,000)

Net loss attributable to non-controlling interest	20,000	221,000	347,000	221,000

Net Income (Loss) Available to Common Shareholders	$(2,962,000)	$1,195,000	$(12,738,000)	$(7,292,000)

Income (Loss) Per Common Share
Basic and diluted from continuing operations	$(0.72)	$(0.21)	$(4.44)	$(0.40)
Basic and diluted from discontinued operations	(0.43)	0.34	(1.01)	(0.59)
Basic and diluted	(1.15)	0.13	(5.45)	(0.99)

Weighted Average Common and Common Equivalent Shares:
Basic and diluted	2,568,508	9,095,504	2,337,272	7,341,204

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Non- Controlling	Treasury	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit	Total
Balance at June 30, 2025	2,514,571	$25,000	$63,854,000	$(1,363,000)	$(758,000)	$(58,948,000)	$2,810,000

Net loss	-	-	-	(20,000)	-	(2,962,000)	(2,982,000)
Stock-based compensation	-	-	6,000	-	-	-	6,000
Common stock issued as commitment fee to investor	95,694	1,000	190,000	-	-	-	191,000
Common stock issued for services	31,513	-	75,000	-	-	-	75,000

Balance at September 30, 2025	2,641,778	$26,000	$64,125,000	$(1,383,000)	$(758,000)	$(61,910,000)	$100,000

Balance at June 30, 2024	6,418,061	$64,000	$33,465,000	$-	$-	$(34,401,000)	$(872,000)

Net (loss) income	-	-	-	(221,000)	-	1,195,000	974,000
Sale of common stock, net of offering costs	1,673,077	18,000	1,471,000	-	-	-	1,489,000
Stock-based compensation	1,019,811	10,000	569,000	-	-	-	579,000
Common stock issued for acquisition of SemiCab assets	641,806	6,000	488,000	-	-	-	494,000
Issuance of subsidiary stock to non-controlling interest	-	-	-	74,000	-	-	74,000
Other	-	-	2,000	(1,000)	-	-	1,000

Balance at September 30, 2024	9,752,755	$98,000	$35,995,000	$(148,000)	$-	$(33,206,000)	$2,739,000

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional Paid-in	Non- Controlling	Treasury	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit	Total
Balance at December 31, 2024	470,825	$5,000	$39,682,000	$(1,036,000)	$-	$(49,172,000)	$(10,521,000)

Net loss	-	-	-	(347,000)	-	(12,738,000)	(13,085,000)
Exercise of Series B warrants	1,910,975	19,000	15,195,000	-	-	-	15,214,000
Stock-based compensation	23,818	-	53,000	-	-	-	53,000
Reclassification of Series A warrants to equity	-	-	7,857,000	-	-	-	7,857,000
Common stock issued for acquisition of SMCB	119,742	1,000	315,000	-	-	-	316,000
Repurchase of common stock from related parties	(10,990)	-	758,000	-	(758,000)	-	-
Common stock issued as commitment fee to investor	95,694	1,000	190,000	-	-	-	191,000
Common stock issued for services	31,513	-	75,000	-	-	-	75,000
Other	201	-	-	-	-	-	-

Balance at September 30, 2025	2,641,778	$26,000	$64,125,000	$(1,383,000)	$(758,000)	$(61,910,000)	$100,000

Balance at December 31, 2023	6,418,061	$64,000	$33,429,000	$-	$-	$(25,915,000)	$7,578,000

Net loss	-	-	-	(221,000)	-	(7,292,000)	(7,513,000)
Sale of common stock, net of offering costs	1,673,077	18,000	1,471,000	-	-	-	1,489,000
Stock-based compensation	1,019,811	10,000	606,000	-	-	-	616,000
Common stock issued for acquisition of SemiCab assets	641,806	6,000	488,000	-	-	-	494,000
Issuance of subsidiary stock to non-controlling interest	-	-	-	74,000	-	-	74,000
Other	-	-	1,000	(1,000)	-	1,000	1,000

Balance at September 30, 2024	9,752,755	$98,000	$35,995,000	$(148,000)	$-	$(33,206,000)	$2,739,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities
Net loss from continuing operations	$(10,713,000)	$(3,190,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,000	44,000
Reduction in SMCB loan in exchange for services	304,000	-
Gain on allowance for credit loss	(439,000)	-
Change in fair value of warrant liability	6,468,000	-
Stock-based compensation	53,000	616,000
Payment of early termination fee on operating lease termination settlement	-	(150,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,376,000)	105,000
Accounts receivable, related party	-	(572,000)
Prepaid expenses and other current assets	(423,000)	(796,000)
Other non-current assets	437,000	1,000
Accounts payable	545,000	318,000
Accrued expenses	424,000	(147,000)
Refunds due to customers	265,000	1,000
Other liabilities	-	-
Net cash used in operating activities attributable to continuing operations	(4,343,000)	(3,770,000)

Cash flows from investing activities
Purchase of property and equipment	(10,000)	-
Capitalization of internal use software costs	(541,000)	-
Repurchase of shares of common stock	(758,000)	-
Cash received from acquisition of SemiCab assets	-	17,000
Cash received from acquisition of SMCB	593,000	-
Advances to SMCB	(1,172,000)	-
Net cash provided by (used in) investing activities attributable to continuing operations	(1,888,000)	17,000

Cash flows from financing activities
Proceeds from issuance of promissory notes, net	4,293,000	-
Payment of promissory notes	(178,000)	-
Proceeds from sale of stock, net of offering costs	-	1,489,000
Payments on merchant cash advances payable	-	(327,000)
Other	-	(59,000)
Net cash provided by financing activities attributable to continuing operations	4,115,000	1,103,000

Net cash provided by (used in) operating activities attributable to discontinued operations	(3,123,000)	2,162,000
Net cash provided by (used in) investing activities attributable to discontinued operations	845,000	(36,000)
Net cash used in financing activities attributable to discontinued operations	-	(62,000)
Total cash provided by (used in) discontinued operations	(2,278,000)	2,064,000

Net change in cash	(4,394,000)	(586,000)

Cash at beginning of period	7,233,000	586,000
Cash at end of period	$2,839,000	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$165,000	$320,000

Non-Cash investing and financing cash flow information:
Reclassification of Series A warrants to equity	$7,857,000	$-
Common stock issued for exercise of Series B warrants	$15,214,000	$-
Common stock issued for acquisition of SMCB	$316,000	$-
Promissory note issued for acquisition of SMCB	$1,750,000	$-
Common stock issued for services	$75,000	$-
Common stock issued as commitment fee to investor	$191,000	$-
Common stock issued for acquisition of SemiCab assets	$-	$569,000

See notes to the condensed consolidated financial statements

Note 1 – Nature of Business

Algorhythm Holdings, Inc. (f/k/a The Singing Machine Company, Inc.) (the “Company”) is an artificial intelligence (“AI”) technology holding company that currently has one business unit, which is SemiCab. SemiCab is an AI-enabled software logistics and distribution business operated through the Company’s subsidiary, SemiCab Holdings, LLC. Prior to August 1, 2025, the Company had a second business unit, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products globally to retailers and ecommerce partners through the Company’s subsidiary, The Singing Machine Company, Inc. The Company sold its Singing Machine business on August 1, 2025. Accordingly, the Company no longer owns or operates the Singing Machine business line.

The Company’s operations include its 80%-owned subsidiaries, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”), and SMCB Solutions Private Limited, an Indian company (“SMCB”), and its wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“SMC”), and RIME Holdings, LLC.

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

Note 2 – Sale of Singing Machine Business

On August 1, 2025, the Company entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”) pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with the Company’s Singing Machine business for $500,000. The transaction closed on August 1, 2025. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of the Company’s board of directors until October 3, 2025.

The Company determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the Company accounted for the Singing Machine business as a discontinued operation in this Quarterly Report on Form 10-Q. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. Additional information is presented in Note 19 – Discontinued Operations.

Note 3 – Liquidity, Going Concern and Management Plans

Going Concern Analysis

As of September 30, 2025, the Company’s cash balance was $2,839,000. This will not be sufficient to fund the Company’s planned operations for at least one year after the date the condensed consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s condensed consolidated financial statements are issued.

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

The Company plans to finance its operations by obtaining additional capital through external sources of financing. It may attempt to obtain additional capital through the sale of equity securities or the issuance of debt securities. The Company has not made any arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to the Company, if at all.

In making this assessment, management performed a comprehensive analysis of the Company’s current circumstances, including its financial position, cash flow forecasts, and obligations and debts. Although management has a recent history of successful capital raises, the analysis used to determine the Company’s ability to continue as a going concern does not include cash resources outside the Company’s direct control that management expects to be available within the next 12 months.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of September 30, 2025 and condensed financial statement information for the three and nine months ended September 30, 2025 and 2024 are unaudited, whereas the condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. There have been no changes to the Company’s significant accounting policies as disclosed on the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Segment Reporting

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”).

Prior to August 1, 2025, the CODM determined that the Company operated in two reportable segments: (i) the SemiCab business, and (ii) the Singing Machine business. On August 1, 2025, the Company completed the sale of its Singing Machine business. Upon the completion of this transaction, the Company began operating as a single reportable segment consisting of its SemiCab business.

The CODM evaluates and manages the Company’s operations using net loss as the primary measure to allocate resources, make operating decisions, and assess financial performance. In addition, the CODM considers non-financial information and other qualitative factors when evaluating performance, establishing compensation, monitoring budget-to-actual results, and making capital allocation decisions.

Additional information is presented in Note 15 – Segment Information and Revenue Disaggregation.

Recent Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326), which provides a practical expedient for measuring expected credit losses on current receivables and contract assets arising under Topic 606, Revenue from Contracts with Customers. The ASU allows entities to assume that the macroeconomic conditions existing at the balance-sheet date will remain unchanged over the remaining life of those assets. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). This ASU simplifies the accounting for costs incurred in the development of internal-use software by removing the concept of multiple project stages. Under the new guidance, capitalization begins when management authorizes and commits funding to the project and it is probable that the project will be completed and the software placed into service. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815). This ASU clarifies the scope of derivative accounting for certain contracts and provides guidance on share-based, non-cash consideration received from a customer under Topic 606. The amendments expand a scope exception for contracts whose underlying is based on an entity’s own operations or activities, reducing the number of arrangements that qualify as derivatives. The ASU also clarifies the accounting for share-based consideration received from a customer. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 5 – Variable Interest Entities

The Company determined that SMCB was a VIE because the Company provided financial support to SMCB in the form of a loan agreement to fund SMCB’s operations. The Company further determined that it was not the primary beneficiary of SMCB because the Company did not have the power to direct or control’s significant activities related to its business. Accordingly, the Company did not consolidate SMCB’s results of operations and financial position in its condensed consolidated financial statements prior to May 2, 2025.

On May 2, 2025, SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. As a result, on May 2, 2025, the Company consolidated SMCB’s results of operations and financial position in its condensed consolidated financial statements. A discussion of this transaction is set forth herein in Note 18 – Acquisition of SMCB

Note 6 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at September 30, 2025 and December 31, 2024 is as follows:

	Useful	September 30,	December 31,
	Life	2025	2024
Computer and office equipment	5-7 years	$60,000	$8,000
Less: accumulated depreciation		(40,000)	(6,000)
		$20,000	$2,000

Depreciation expense was $1,000 and $5,000 for the three and nine months ended September 30, 2025, respectively, and $0 for the three and nine months ended September 30, 2024.

A summary of the Company’s intangible assets at September 30, 2025 and December 31, 2024 is as follows:

	Useful	September 30,	December 31,
	Life	2025	2024

Customer relationships	5-7 years	$25,000	$25,000
Trade name	7 years	25,000	25,000
Developed technology	3-5 years	325,000	325,000
Internal use software	5 years	541,000	-
		916,000	375,000
Less: accumulated amortization		(75,000)	(30,000)
		$841,000	$345,000

Amortization expense was $15,000 and $45,000 for the three and nine months ended September 30, 2025, respectively, and $44,000 for the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, the Company capitalized costs related to the development of internal-use software in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Capitalized costs primarily consist of personnel and third-party fees incurred during the application development stage for software that support the Company’s Software as a Service (“SaaS”) operations. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. The capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is 5 years, beginning when the software is ready for its intended use.

On September 30, 2025, the Company tested the amount of goodwill that it recorded in connection with the acquisition of SemiCab, Inc.’s business on July 3, 2024 for impairment to see if the carrying amount of goodwill exceeded its carried value. The Company calculated a market-based valuation utilizing inputs classified as Level 3 on the fair value hierarchy by multiplying one by projected 2025 revenue for the SemiCab business. The Company determined that no impairment of goodwill needed to be recorded with respect to that goodwill during the nine months ended September 30, 2025. Accordingly, the balance of that goodwill was $786,000 on September 30, 2025.

On May 2, 2025, SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. In connection with the acquisition, the Company recorded additional goodwill in the amount of $3,632,000. As a result, the balance of the Company’s goodwill was $4,418,000 on September 30, 2025.

Note 7 – Notes Payable to Related Parties

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab, Inc.’s business. The Company incurred interest expense on these loans of $15,000 and $46,000 for the three and nine months ended September 30, 2025, respectively. The Company did not have any accrued interest payable as of September 30, 2025.

The terms of each loan are summarized in the table below:

	Issue	Maturity		Interest
Note Holder	Date	Date	Status	Rate	Principal
Ajesh Kapoor	7/10/2021	7/10/2026	Current	9%	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	Current	9%	235,000
Vivek Sehgal	4/17/2023	2/1/2026	Current	10%	50,000
Ajesh Kapoor	5/5/2023	2/1/2026	Current	10%	50,000
Ajesh Kapoor	5/17/2023	2/1/2026	Current	10%	165,000

Balance as of September 30, 2025					$650,000

Less: current portion of notes payable to related parties					650,000

Notes payable to related parties, net of current portion					$-

As of December 31, 2024, the loans described above that were issued between April 17, 2023 and May 17, 2023 were in default. Subsequent to December 31, 2024, the Company entered into waivers and amendments with each of the note holders who are parties to those loans to extend the maturity dates of the loans to February 1, 2026. Additional information about these loans is presented in Note 20 – Subsequent Events.

On February 18, 2025, the Company issued a promissory note to each of Stingray Group and Regalia Ventures in the amount of $286,000 and $472,000, respectively. A discussion of these transactions and the terms of the promissory notes is set forth herein in Note 12 – Securities Transactions.

On May 2, 2025, the Company and SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. pursuant to which, in part, the Company issued a promissory note to SemiCab, Inc. in the principal amount of $1,750,000. A discussion of this transaction and the terms of the promissory note is set forth herein in Note 18 – Acquisition of SMCB.

Note 8 – Credit Facilities and Other Financing Arrangements

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

Note 9 – Commitments and Contingencies

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

In connection with the acquisition of SemiCab, Inc.’s business, the Company assumed this settlement liability. The final payment of the settlement was made during the nine months ended September 30, 2025. Accordingly, there was no unpaid balance at September 30, 2025. As of December 31, 2024, the remaining unpaid balance of the settlement was $325,000 and was included as a component of accrued expenses on the Company’s condensed consolidated balance sheets.

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

On July 26, 2024, the Landlord filed a civil action in the Supreme Court of the State of New York against MICS NY and the Company (the “Defendants”) for alleged breach of lease, seeking monetary damages including unpaid rent, future unpaid rent, and other expenses related to the lease. The complaint alleged the Defendants breached the lease in various material respects.

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

On June 21, 2023, Blue Yonder filed a lawsuit claiming damages in the amount of $275,000 with the Maricopa County Superior Court in Arizona. The suit was found in favor of Blue Yonder in the amount of $509,119, subject to two separate milestone payments that would otherwise deem the entire balance due satisfied if either milestone payment is made by the Company. The first milestone payment for $175,000 was due on July 1, 2024 and was not made. In the event this payment is made, the remaining settlement shall be deemed satisfied. If this payment is not made, the Company shall owe a total of $225,000 by October 1, 2024. In the event this payment is made, the remaining settlement shall be deemed satisfied. If neither payment is made, Blue Yonder shall be entitled to execute the full $509,119 beginning January 1, 2025. As of the date of this filing, none of the scheduled payments have been made. A liability of $506,000 has been recorded as a component of accrued expenses on the accompanying condensed consolidated balance sheets.

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

As of September 30, 2025, there were 1,667 shares of common stock authorized for issuance under the plan. Of this amount, awards representing 1,183 shares of common stock had been granted under the plan and 484 shares remained available for issuance under the plan. The Company did not issue any share-based awards under the plan during the nine months ended September 30, 2025 and 2024, and no shares were forfeited during the three and nine months ended September 30, 2025.

As of September 30, 2025, there was an unrecognized expense of $96,150 remaining on stock options currently vesting over time with an approximate weighted average of three years and eight months remaining until the options would be fully vested. The vested options outstanding as of September 30, 2025, had no intrinsic value.

Note 11 – Net Income (Loss) Per Share

The computations of basic and dilutive income (loss) per share of commons stock outstanding for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss) available to common shareholders	$(2,962,000)	$1,195,000	$(12,738,000)	$(7,292,000)
Basic and diluted weighted average of common stock outstanding	2,568,508	9,095,504	2,337,272	7,341,204
Income (loss) per common share	(1.15)	0.13	(5.45)	(0.99)

The computation of the fully diluted weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic weighted average common shares outstanding	2,568,508	9,095,504	2,337,272	7,341,204
Effect of dilutive stock options and warrants	-	-	-	-
Diluted weighted average of common shares outstanding	2,568,508	9,095,504	2,337,272	7,341,204

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the potential dilution assuming shares of common stock underlying in-the-money options and warrants have been issued upon the exercise of the options and warrants and the proceeds thereof were used to purchase shares of the Company’s common stock at the average market price during the period using the treasury stock method.

For the three and nine months ended September 30, 2025, 484 of common stock underlying stock options, respectively, and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net income (loss) per share as the result would have been anti-dilutive. For the three and nine months ended September 30, 2024, 543 shares of common stock underlying stock options and 4,511 shares of common stock underlying warrants were excluded from the calculation of diluted net income (loss) per share as the result would have been anti-dilutive.

Note 12 – Securities Transactions

Regalia Ventures Stock Repurchase Transaction

On November 1, 2024, the Company entered into a stock repurchase agreement with Regalia Ventures pursuant to which the Company agreed to repurchase the 5,495 shares from Regalia Ventures at a price per share equal to the higher of: (i) the closing price of the common stock on the last trading day immediately preceding the date of the repurchase agreement; or (ii) the highest volume weighted average price (“VWAP”) of the common stock during a pricing period of 10 consecutive trading days prior to the date of the repurchase agreement. The shares of common stock to be repurchased were originally issued to Regalia Ventures on November 21, 2023, pursuant to a certain stock purchase agreement dated November 20, 2023. The Company recorded an accrued liability in the amount of the repurchase price, which was $472,000, as of December 31, 2024 as there were no further conditions that needed to be satisfied prior to the closing date other than the issuance of the promissory note and the delivery of the shares.

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Regalia Ventures in the amount of $472,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $1,000 for interest expense for the nine months ended September 30, 2025 related to this promissory note. On February 27, 2025, the Company paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who serves as a member of the Company’s board of directors.

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

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Stingray Group in the amount of $286,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $3,000 for interest expense for the nine months ended September 30, 2025 related to this promissory note. On April 3, 2025, the Company paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and serves as a member of the Company’s board of directors.

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

On January 13, 2025, the Company’s stockholders approved the issuance of the Series A and B warrants, at which time all of the Series A and B warrants became exercisable. This approval triggered an adjustment to the exercise price of the Series A warrants to $8.38. In connection with this approval, the holders of the Series B Warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The warrant liability reflected on the Company’s consolidated balance sheet at December 31, 2024 was reclassified to additional paid-in capital on the Company’s condensed consolidated balance sheet at September 30, 2025. The Company recognized a loss of $6,468,000 for the change in the fair value measurement of the warrant liability as of the date the warrant liability was reclassified to equity.

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

Agile Capital Financing Transaction

On July 3, 2025, the Company entered into a business loan and security agreement with Agile Capital Funding, LLC (“Agile Funding”) pursuant to which it issued a promissory note to Agile Funding in the principal amount of $368,000. The note is subject to a one-time interest charge of $162,000 and is payable in 28 weekly installments of $19,000 commencing on July 14, 2025. The Company received net proceeds of $350,000 after deductions of $18,000 for administrative agent fees.

Streeterville Capital Securities Purchase Agreement

On August 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), providing for the issuance and sale of shares of the Company’s common stock in one or more secured prepaid purchases (the “Pre-Paid Purchases”) for aggregate gross proceeds of up to $20,000,000. In connection with the Securities Purchase Agreement, the Company issued 95,694 shares of common stock as a commitment fee to Streeterville.

The initial Pre-Paid Purchase was $4,390,000, reduced by an original issue discount of $360,000 and transaction expenses of $465,000, resulting in net proceeds of $3,565,000.

The initial Pre-Paid Purchase balance accrues interest at 9% per annum, matures three years from issuance, and is secured by all assets of the Company and guaranteed by its subsidiaries. The Securities Purchase Agreement provides for additional Pre-Paid Purchases over a two-year period, subject to certain conditions, with each purchase having a 9% original issue discount and accruing interest at 9% per annum.

Streeterville has the right, but not the obligation, to convert the outstanding balances of Pre-Paid Purchases into shares of common stock at a price equal to 90% of the lowest daily volume weighted average price during the ten trading days preceding notice, but not less than a stated floor price, and cannot beneficially own greater than 9.99% of the Company’s outstanding shares of common stock at any given time. Unless and until the Company obtains the requisite stockholder approval as required by Nasdaq Listing Rule 5635(d), the total cumulative number of shares of common stock that may be issued to Streeterville under all Pre-Paid Purchases cannot exceed the numerical threshold required by that rule.

The Company may at any time prepay all or any portion of the outstanding balance of a Pre-Paid Purchase. In the event the Company elects to do so, the Company must pay Streeterville an amount equal to 110% multiplied by the portion of the outstanding balance the Company has elected to prepay. If an event of default occurs, the outstanding balance becomes immediately due and payable, increases by 7.5%, and accrues interest at a rate of 18% per annum (or the maximum rate permitted by law).

As of September 30, 2025, the outstanding balance of the Pre-Paid Purchases was $4,390,000. This amount was presented in the condensed consolidated balance sheets net of the unamortized deferred debt issuance costs of $360,000 and transaction expenses of $465,000. Although the initial Pre-Paid Purchase matures three years from its effective date, the entire outstanding balance has been classified as a current liability on the Company’s condensed consolidated balance sheet as of September 30, 2025. Under the terms of the initial Pre-Paid Purchase, Streeterville may, in its sole discretion, deliver purchase notices to the Company at any time to require the Company to issue shares of common stock to Streeterville equal in value to the outstanding balance of the initial Pre-Paid Purchase. Streeterville can then sell such shares, the proceeds of which are applied to the outstanding balance of the initial Pre-Paid Purchase. The Company does not have an unconditional right to defer such settlement beyond twelve months from the balance sheet date. Accordingly, the Company determined that current liability classification was appropriate.

The 95,694 shares of common stock issued for the commitment fee were valued at $2.00 per share, which was the closing price of the Company’s common stock on the measurement date, for aggregate consideration of $191,000. Interest expense related to the Pre-Paid Purchases was $34,000 for both the three and nine months ended September 30, 2025.

The debt issuance costs and commitment fee incurred under the Securities Purchase Agreement are being amortized using the effective rate method. Amortization, which is included in interest expense, was $29,000 for the three and nine months ended September 30, 2025.

Common Stock Issued for Services

During the nine months ended September 30, 2025, the Company issued an aggregate of 31,513 shares of its common stock to a vendor as consideration for services rendered. The shares were issued in a non-cash transaction and were valued at $2.38 per share, the closing price of the Company’s common stock on the measurement date, resulting in a total fair value of $75,000. The total fair value was recorded as general and administrative expenses in the accompanying condensed consolidated statement of operation for the period then ended.

Note 13 – Derivative Liability

During the nine months ended September 30, 2025, the Company had derivative warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a Monte Carlo simulation model, with the key inputs described below. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The key inputs for the Series A warrant liabilities were as follows:

Warrant Liability – Series A Warrants	January 17, 2025	December 31, 2024
Stock price on valuation date	$8.38	$18.00
Exercise price	$8.38	$34.00
Number of shares of common stock	1,133,652	279,412
Remaining term (years)	4.88	4.93
Annual equity volatility	126.0%	113.0%
Annual volume volatility	377.0%	379.0%
Risk-free interest rate	4.32%	4.29%
Expected stockholder approval date	January 13, 2025	January 14, 2025
Expected stockholder approval probability	100%	50%

The Series B warrant liabilities were remeasured on each exercise date based on the closing price of the Company’s common stock on the date the warrants were exercised.

On January 13, 2025, the Company’s shareholders approved the issuance of the Series A and Series B Warrants. This approval triggered the adjustment to the exercise price described above. In connection with this approval, the holders of the Series B warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The Series A warrants became exercisable for 1,133,652 shares of common stock at an exercise price of $8.38 per share after the shareholder approval adjustment was finalized on March 17, 2025. In addition, the Company reassessed the classification of the Series A warrants after the shareholder approval adjustment was finalized, concluding that the Series A warrants now met the requirements for equity classification under ASC 480 and ASC 815. The Company adjusted the Series A Warrants to fair value upon reclassification and reclassified that value to additional paid-in capital during the nine months ended September 30, 2025.

The following table provides a roll-forward of the fair value of the derivative liabilities described above during the nine months ended September 30, 2025:

	Series A Warrants	Series B Warrants	Total Warrant Liabilities
Balance at December 31, 2024	$5,456,000	$11,147,000	$16,603,000
Exercises	—	(15,214,000)	(15,214,000)
Loss on change in fair value	2,401,000	4,067,000	6,468,000
Reclassification to equity	(7,857,000)	—	(7,857,000)
Balance at September 30, 2025	$—	$—	$—

The following table provides a roll-forward of the number of warrants issued during the nine months ended September 30, 2025:

	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at December 31, 2024	279,412	279,412	4,511	563,335
Exercises	—	(279,412)	—	(279,412)
Balance at September 30, 2025	279,412	—	4,511	283,923

The Company did not issue any warrants during the three and nine months ended September 30, 2024 and did not have any warrants outstanding as of September 30, 2024.

Note 14 – Income Taxes

The Company’s income tax provision for the nine months ended September 30, 2024, was approximately $52,000 due to income taxes due on amended federal tax returns filed for 2020 and 2021 which took into account the one-time refunds received from the Employee Retention Credit program. The Company did not have any provision for income taxes for the three and nine months ended September 30, 2025 and 2024.

The Company tax loss for income taxes for the three and nine months ended September 30, 2025 was $24,000 and $0 for the three and nine months ended September 30, 2024. The Company’s income tax expense differs from the expected tax expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three and nine months ended September 30, 2025 and 2024.

Note 15 – Segment Information

Segment Information

On August 1, 2025, the Company sold its Singing Machine business to Stingray USA. Prior to this transaction, the Company operated two reportable segments: (i) the Singing Machine business, a home karaoke consumer products business, and (ii) the SemiCab business, an AI-enabled software logistics and distribution platform. Following the sale, the Company’s operations consist solely of its SemiCab business. The Company is therefore managed on a consolidated basis and now has a single operating and reportable segment. As a result of the sale, the operating results and cash flows of the Singing Machine business have been reclassified as discontinued operations for all periods presented. Additional information regarding the discontinued operations is provided in Note 19 – Discontinued Operations.

In accordance with ASC 280, Segment Reporting, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, and whose operating results are regularly reviewed by the CODM in allocating resources and assessing performance.

The Company’s CODM, its Chief Executive Officer, reviews consolidated operating results including net sales, gross profit, loss from operations, and net loss from continuing operations, as presented in the consolidated statements of operations. The CODM also considers consolidated operating expenses, non-financial information, and qualitative factors in evaluating performance, monitoring budgeted to actual results, and making decisions regarding capital allocation and levels of investment in operating activities. The CODM does not review segment asset information for purposes of allocating resources.

Geographic Information

Revenue is attributed to geographic areas based on the location where services are rendered. For the three and nine months ended September 30, 2025 and September 30, 2024, substantially all of the Company’s revenues were generated from customers located in India.

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

Revenue Concentration

The Company derives a majority of its revenue from sales of its AI-enabled software logistics services in India. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. As of September 30, 2025, 56% of accounts receivable were due from two customers in India that each individually owed more than 10% of the Company’s total accounts receivable. At December 31, 2024, no customer individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s largest customer and three largest customers collectively as a percentage of total net sales was 31% and 72% of the Company’s revenue, respectively, for the three months ended September 30, 2025. Revenue derived from the Company’s largest customer and three largest customers collectively as a percentage of total net sales was 31% and 73% of the Company’s revenue, respectively, for the nine months ended September 30, 2025. The loss of any of these customers could have an adverse impact on the Company.

Revenue from customers representing greater than 10% of total net sales that were derived from the Company’s three largest customers as a percentage of total net sales for the three months ended September 30, 2025 was 31%, 30% and 12%. Revenue from customers representing greater than 10% of total net sales that were derived from the Company’s three largest customers as a percentage of total net sales for the nine months ended September 30, 2025 was 32%, 28% and 13%. The loss of any of these customers could have an adverse impact on the Company.

Note 17 – Related Party Transactions

Stingray Group Subscription Payments

The Company has a music subscription sharing agreement with Stingray Group. For the three and nine months ended September 30, 2025, the Company received music subscription revenue of $64,000 and $515,000, respectively, from Stingray Group. For the three and nine months ended September 30, 2024, the Company received music subscription revenue of $218,000 and $567,000, respectively, from Stingray Group. As of September 30, 2025 and December 31, 2024, the Company had $0 and $212,000, respectively, due from Stingray Group for music subscription reimbursement.

SMCB

VIE Analysis

The Company determined that SMCB, which was a subsidiary of SemiCab, Inc. prior to SemiCab Holdings’ acquisition of 99.99% of the equity shares of SMCB on May 2, 2025, was a VIE as the Company provides financial support to SMCB. While not contractually obligated, SMCB currently relies on the Company’s reimbursement of certain costs under an intercompany services agreement (“MSA”) whereby SMCB agrees to provide IT software development services to SemiCab, Inc. In exchange, under the MSA, the Company grants intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2025. As a result of this relationship and the financial support provided by the Company to SMCB under the loan agreement described below to fund SMCB’s operations, SMCB has been determined to be a VIE prior to May 2, 2025.

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

On May 2, 2025, the loan payable of $2,008,000 of SMCB and the loan receivable of $2,008,000 of the Company were eliminated in consolidation. As a result, no such loans payable and loans receivable were outstanding on the Company’s condensed consolidated balance sheet at September 30, 2025. Also on May 2, 2025, revenue generated by SMCB for services performed by SMCB under the MSA of $304,000, and expenses for the Company for services performed by SMCB under the MSA of $304,000, during the period commencing January 1, 2025 and ending May 2, 2025 were eliminated in consolidation on May 2, 2025. As a result, no such revenue and expenses were reflected on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Note 18 – Acquisition of SMCB

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

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the acquisition as though it had been completed on January 1, 2024. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the nine months ended September 30, 2025 and 2024 reflect the combined performance of the Company and the SMCB business for that period. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the accompanying unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the acquisition date occurred on January 1, 2024, nor does it attempt to forecast future consolidated results of operations.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net revenue	$9,182,000	$6,262,000
Operating loss from continuing operations	(6,104,000)	(10,512,000)
Net loss	$(13,195,000)	$(10,841,000)

Note 19 – Discontinued Operations

On August 1, 2025, the Company entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”) pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with the Company’s Singing Machine business for $500,000. The transaction closed on August 1, 2025.

The Company determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the condensed consolidated balance sheets, the condensed consolidated statements of operations and the condensed consolidated statement of cash flows have been adjusted for prior periods to reflect the Singing Machine business as a discontinued operation.

The following table summarizes the results of the Singing Machine business as a discontinued operation in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Sales	$584,000	$10,495,000	$4,019,000	$15,361,000

Cost of Goods Sold	399,000	8,088,000	2,033,000	12,128,000

Gross Profit	185,000	2,407,000	1,986,000	3,233,000

Operating Expenses
Selling expenses	100,000	653,000	1,098,000	1,830,000
General and administrative expenses	1,081,000	2,548,000	3,156,000	5,722,000
Net (gain) loss on early termination of operating lease	-	(3,874,000)	-	4,000
Total Operating Expenses	1,181,000	(673,000)	4,254,000	7,556,000

Income (Loss) from Operations	(996,000)	3,080,000	(2,268,000)	(4,323,000)

Other Expenses
Interest expense	-	-	-	-
Loss on sale of Singing Machine business	(104,000)	-	(104,000)	-
Total Other Expenses	(104,000)	-	(104,000)	-

Income (Loss) Before Income Tax Benefit	(1,100,000)	3,080,000	(2,372,000)	(4,323,000)

Income Tax	-	-	-	-

Net Income (Loss) from Discontinued Operations	$(1,100,000)	$3,080,000	$(2,372,000)	$(4,323,000)

The following table summarizes the assets and liabilities of the discontinued operations as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Assets

Current Assets
Cash	$-	$317,000
Accounts receivable, net	-	4,252,000
Accounts receivable, related party	-	212,000
Inventory	-	2,186,000
Returns asset	-	1,621,000
Prepaid expenses and other current assets	-	61,000
Total Current Assets of Discontinued Operations	$-	$8,649,000

Property and equipment, net	-	282,000
Other non-current assets	-	124,000
Total Non-Current Assets of Discontinued Operations	$-	$406,000

Liabilities

Current Liabilities
Accounts payable	$-	$3,421,000
Accrued expenses	-	2,478,000
Refund due to customer	-	38,000
Reserve for sales returns	-	3,355,000
Other current liabilities	426,000	95,000
Total Current Liabilities of Discontinued Operations	$426,000	$9,387,000

Note 20 – Subsequent Events

Repayment of Notes Payable to Related Parties

On October 8, 2025, the Company repaid two unsecured loans that it had assumed in connection with the acquisition of SemiCab, Inc.’s business on July 3, 2024. The repaid loans consisted of: (i) a loan made to SemiCab, Inc. by Vivek Sehgal on April 17, 2023, and (ii) a loan made to SemiCab, Inc. by Ajesh Kapoor on May 5, 2023, each in the original principal amount of $50,000. Mr. Kapoor serves as the Chief Executive Officer and Chief Technology Officer of SemiCab Holdings and as a member of the Board of Directors of the Company, and Mr. Sehgal serves as the Chief Product Officer of SemiCab Holdings.

Streeterville Capital Financing

On November 13, 2025, the Company entered into Secured Pre-Paid Purchase #2 with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), under that certain securities purchase agreement (the “Securities Purchase Agreement”), dated August 21, 2025, between us and Streeterville. Under the Securities Purchase Agreement, the Company agreed to issue and sell shares of its common stock to Streeterville in one or more pre-paid purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. Secured Pre-Paid Purchase #2 provides for a second Pre-Paid Purchase in the principal amount of $5,450,000, before deducting an original issue discount of $450,000 (the “Second Pre-Paid Purchase”). The Second Pre-Paid Purchase accrues interest at the rate of nine percent (9%) per annum and has a maturity date of three years.

The Second Pre-Paid Purchase is similar to the first Pre-Paid Purchase that the Company completed on August 21, 2025, however the Second Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $4,500,000, and (ii) 90% of the then-current outstanding balance of the Second Pre-Paid Purchase (the “Minimum Balance Amount”). The Minimum Balance Amount is being held in a deposit account (the “DACA Account”) held by RIME Holdings, LLC, a Utah limited liability company and wholly-owned subsidiary of the Company that the Company formed in connection with this transaction (“RIME Holdings”), pursuant to a Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, Lakeside Bank, an Illinois banking company, and Streeterville (the “DACA Agreement”). Accordingly, of the $5,000,000 proceeds that the Company received from the Second Pre-Paid Purchase, $4,500,000 were placed in the DACA Account.

The Company has the right to use funds in the DACA Account to repay any portion of the outstanding balance of the Second Pre-Paid Purchase, but only so long as the payment does not cause the outstanding balance to drop below the Minimum Balance Amount. As long as no event of default has occurred, the Company may withdraw from the Deposit Account any funds in excess of the Minimum Balance Amount. The Second Pre-Paid Purchase is secured by the Guaranty, the Security Agreement, and the IP Security Agreement (each as defined in the Securities Purchase Agreement). In addition, RIME Holdings executed a guaranty of the obligations outstanding under the Second Pre-Paid Purchase for the benefit of Streeterville.

The Company entered into a new placement agency agreement with Univest Securities, LLC to serve as the placement agent in the offering (the “Placement Agent”) that supersedes the placement agency agreement that the Company previously entered into with them on August 21, 2025 in connection with the offering. The Company agreed to pay the Placement Agent a cash fee equal to eight percent (8%) of the aggregate gross proceeds received by the Company from any Pre-Paid Purchases that it completes and reimburse the Placement Agent for legal fees in the amount of $50,000. The cash fee for the Second Pre-Paid Purchase must be paid on February 28, 2026; provided, however, that the Company may request that the payment date be extended by 90 days.

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

Overview

We are an artificial intelligence (“AI”) technology company that currently has one business unit, which is SemiCab. SemiCab is an AI-enabled software logistics business operated through our subsidiary, SemiCab Holdings, LLC. Prior to August 1, 2025, we had a second business unit, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products globally to retailers and ecommerce partners through our subsidiary, The Singing Machine Company, Inc. We sold our Singing Machine business on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business line.

SemiCab

SemiCab is a cloud-based Collaborative Transportation Platform built to achieve the scalability required to predict and optimize loads and the use of trucks. To orchestrate collaboration across manufacturers, retailers, distributors, and their carriers, SemiCab uses real-time data from API-based load tendering and pre-built integrations with Transportation Management System (“TMS”) and Electronic Logging Device (“ELD”) partners. To build fully loaded round trips, SemiCab uses AI/ML techniques and advanced predictive optimization models.

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

Singing Machine

Through Singing Machine, we engaged in the development, marketing, and sale of consumer karaoke audio equipment, accessories, and musical recordings. We were a leading global karaoke and music entertainment company that specialized in the design and production of quality karaoke and music enabled consumer products for adults and children. Our products were among the most widely available karaoke products internationally. We sold our Singing Machine business on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business line.

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

We determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represents a strategic shift that will have a significant effect on our operations and financial results. Accordingly, we have accounted for the Singing Machine business as a discontinued operation in this Quarterly Report on Form 10-Q. Unless otherwise noted, the information contained in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations consists exclusively of our continuing operations and does not include the operations of the Singing Machine business. Additional information concerning the Singing Machine business is presented in Note 19 -- Discontinued Operations of our condensed consolidated financial statements.

Streeterville Capital Financing

On November 13, 2025, we entered into Secured Pre-Paid Purchase #2 with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), under that certain securities purchase agreement (the “Securities Purchase Agreement”), dated August 21, 2025, between us and Streeterville. Under the Securities Purchase Agreement, we agreed to issue and sell shares of our common stock to Streeterville in one or more pre-paid purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. Secured Pre-Paid Purchase #2 provides for a second Pre-Paid Purchase in the principal amount of $5,450,000, before deducting an original issue discount of $450,000 (the “Second Pre-Paid Purchase”). The Second Pre-Paid Purchase accrues interest at the rate of nine percent (9%) per annum and has a maturity date of three years.

The Second Pre-Paid Purchase is similar to the first Pre-Paid Purchase that we completed on August 21, 2025, however the Second Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $4,500,000, and (ii) 90% of the then-current outstanding balance of the Second Pre-Paid Purchase (the “Minimum Balance Amount”). The Minimum Balance Amount is being held in a deposit account (the “DACA Account”) held by RIME Holdings, LLC, a Utah limited liability company and wholly-owned subsidiary of ours that we formed in connection with this transaction (“RIME Holdings”), pursuant to a Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, Lakeside Bank, an Illinois banking company, and Streeterville (the “DACA Agreement”). Accordingly, of the $5,000,000 proceeds that we received from the Second Pre-Paid Purchase, $4,500,000 were placed in the DACA Account.

We have the right to use funds in the DACA Account to repay any portion of the outstanding balance of the Second Pre-Paid Purchase, but only so long as the payment does not cause the outstanding balance to drop below the Minimum Balance Amount. As long as no event of default has occurred, we may withdraw from the Deposit Account any funds in excess of the Minimum Balance Amount. The Second Pre-Paid Purchase is secured by the Guaranty, the Security Agreement, and the IP Security Agreement (each as defined in the Securities Purchase Agreement). In addition, RIME Holdings executed a guaranty of the obligations outstanding under the Second Pre-Paid Purchase for the benefit of Streeterville.

We entered into a new placement agency agreement with Univest Securities, LLC to serve as the placement agent in the offering (the “Placement Agent”) that supersedes the placement agency agreement that we previously entered into with them on August 21, 2025 in connection with the offering. We agreed to pay the Placement Agent a cash fee equal to eight percent (8%) of the aggregate gross proceeds received by us from any Pre-Paid Purchases that we complete and reimburse the Placement Agent for legal fees in the amount of $50,000. The cash fee for the Second Pre-Paid Purchase must be paid on February 28, 2026; provided, however, that we may request that the payment date be extended by 90 days.

We completed the offer and sale of these securities in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

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

Financial Results

We generated revenue of $1,744,000 for the three-month period ended September 30, 2025, compared to $127,000 for the three-month period ended September 30, 2024. The increase in revenue was due primarily to the addition of net sales generated by our SemiCab business resulting from our acquisition of SMCB on May 2, 2025. Gross loss was $351,000, or 20% of net sales, for the three-month period ended September 30, 2025, compared to $32,000, or 25% of net sales, for the three-month period ended September 30, 2024. The increase was due primarily to an increase of $1,617,000 for net sales and an increase of $1,936,000 for cost of sales.

Our operating expenses were $1,214,000 for the three-month period ended September 30, 2025, compared to $1,791,000 for the three-month period ended September 30, 2024. The decrease in operating expenses was due primarily to a decrease of $816,000 for operating expenses incurred during the three-month period ended September 30, 2024 related to acquisition of the SemiCab business on July 3, 2024. We incurred net loss from continuing operations of $1,882,000 for the three-month period ended September 30, 2025 compared to $2,106,000 for the three-month period ended September 30, 2024.

We generated net loss available to common shareholders of $2,962,000, or $1.15 per share of common stock, for the three-month period ended September 30, 2025, compared to a net gain available to common shareholders of $1,195,000, or $0.13 per share of common stock, for the three-month period ended September 30, 2024. The net gain available to common shareholders for 2024 was due primarily to a one-time gain of $3,874,000 that we recognized on the early termination of an operating lease that we included in discontinued operations as a result of the sale of our Singing Machine business. We had total assets of $10,845,000 and $18,302,000 at September 30, 2025 and December 31, 2024, respectively. Net cash used by operating activities attributable to continuing operations was $4,343,000 for the nine-month period ended September 30, 2025 compared to $3,770,000 for the nine-month period ended September 30, 2024.

Outlook

We expect net sales generated from our SemiCab business to increase substantially over the next 12 months as we generate more business from our growing customer base in India. We expect gross loss to decrease over the next 12 months as the increase in net sales that we expect to generate from our SemiCab business exceeds the increase in cost of sales that we expect to incur in connection with the growth in sales. We expect operating expenses to increase over the next 12 months due to increases in legal and accounting expenses that we incur as we engage in additional capital-raising activities as needed to fund our business and increases in expenses that we expect to incur to fund the growth and development of our SemiCab business. Net loss available to common stockholders is expected to remain at similar levels. We expect cost reduction activities that we are engaging in to beneficially impact our net loss, but expect this to be offset by increases in the investment we will continue to make in the growth and development of our SemiCab business.

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

Comparison of the Three-Month Periods Ended September 30, 2025 and 2024

Net Sales

Net sales consist of sales generated by our SemiCab business. Net sales increased $1,617,000 to $1,744,000 for the three-month period ended September 30, 2025, compared to $127,000 for the three-month period ended September 30, 2024. The increase in net sales was due primarily to the addition of net sales generated by SMCB, which we acquired on May 2, 2025. We expect net sales to increase over the next 12 months as we generate more business from our growing customer base in India

Cost of Sales

Cost of sales consists primarily of freight, handling and servicing costs that we incur in connection with our SemiCab business. Cost of sales increased $1,936,000 to $2,095,000 for the three-month period ended September 30, 2025, compared to $159,000 for the three-month period ended September 30, 2024. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB, which we acquired on May 2, 2025. We expect costs of sales to increase over the next 12 months in connection with the increase in net sales that we expect to generate from our SemiCab business.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses.

Selling Expenses

Selling expenses consist primarily of marketing and advertising activities that we engage in from time to time. Selling expenses were $3,000 for the three-month period ended September 30, 2025. We did not incur any selling expenses for the three-month period ended September 30, 2024. We expect selling expenses to increase over the next 12 months as we being to devote more resources to marketing and advertising activities to support the growth of our SemiCab business.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, legal and accounting expenses, and rent expense associated with our SemiCab business and corporate expenses.

General and administrative expenses decreased $580,000 to $1,211,000 for the three-month period ended September 30, 2025, compared to $1,791,000 for the three-month period ended September 30, 2024. The decrease was due primarily to a decrease of $816,000 for operating expenses incurred during the three-month period ended September 30, 2024 in connection with our acquisition of SemiCab’s business on July 3, 2024. We expect general and administrative expenses to increase over the next 12 months as we continue to invest in the growth and development of our SemiCab business.

Other Expenses

Other expenses consist of financing costs that we incurred under our loans and other financing activities. Other expenses increased $10,000 to $293,000 for the three-months ended September 30, 2025, compared to $283,000 for the three-month period ended September 30, 2024. We may incur additional financing costs during the next 12 months and expect to continue to incur additional non-operating expenses in connection with the operation and growth of our SemiCab business.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the loss allocated to SemiCab, Inc., which owned a 20% of the outstanding membership interests of SemiCab Holdings until May 2, 2025, and Ajesh Kapoor and Vivek Sehgal, who collectively owned 20% of the outstanding membership interests of SemiCab Holdings beginning May 2, 2025.  SemiCab Holdings owns our SemiCab business. We acquired our SemiCab business from SemiCab, Inc. on July 3, 2024, and, as part of the transaction, granted SemiCab, Inc. a 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $20,000 for the three-month period ended September 30, 2025 represents the amount of loss incurred by SemiCab Holdings that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings for the three-month period ended September 30, 2025. The net loss attributable to non-controlling interest of $221,000 for the three-month period ended September 30, 2024 represents the amount of loss incurred by SemiCab Holdings that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings for the three-month period ended September 30, 2024. We expect net loss attributable to non-controlling interest to increase over the next 12 months as we continue to invest in the development and growth of SemiCab’s business.

Comparison of the Nine-Month Periods Ended September 30, 2025 and 2024

Net Sales

Net sales increased $2,891,000 to $3,018,000 for the nine-month period ended September 30, 2025, compared to $127,000 for the nine-month period ended September 30, 2024. The increase in net sales was due primarily to the addition of net sales generated by SMCB, which we acquired on May 2, 2025.

Cost of Sales

Cost of sales increased $3,557,000 to $3,716,000 for the nine-month period ended September 30, 2025, compared to $159,000 for the nine-month period ended September 30, 2024. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB, which we acquired on May 2, 2025.

Operating Expenses

Selling Expenses

Selling expenses were $3,000 for the nine-month period ended September 30, 2025. We did not incur any selling expenses for the nine-month period ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased $354,000 to $3,184,000 for the nine-month period ended September 30, 2025, compared to $2,830,000 for the nine-month period ended September 30, 2024. The increase was due primarily to increases in general and administrative expenses incurred in the growth and development of our SemiCab business.

Other Expenses

Other expenses increased $6,476,000 to $6,804,000 for the nine-month period ended September 30, 2025, compared to $328,000 for the nine-month period ended September 30, 2024. The increase was due primarily to an increase of $6,468,000 for a one-time, non-cash loss that we incurred in connection with the change in fair value of warrants sold in the public offering of securities that we completed on December 6, 2024.

Net Loss Attributable to Non-Controlling Interest

The net loss attributable to non-controlling interest of $347,000 represents the amount of loss incurred by SemiCab that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings for period beginning January 1, 2025 and ending May 2, 2025, and the amount of loss incurred by SemiCab that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings for the period beginning May 2, 2025 and ending September 30, 2025. The net loss attributable to non-controlling interest of $221,000 for the nine-month period ended September 30, 2024 represents the loss incurred by SemiCab Holdings that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings for the nine-month period ended September 30, 2024.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of September 30, 2025, our cash balance was $2,839,000.

Net cash used by operating activities attributable to continuing operations was $4,343,000 during the nine-month period ended September 30, 2025, compared to $3,770,000 during the nine-month period ended September 30, 2024. The increase of $573,000 was due primarily to an increase of $7,523,000 for loss from continuing operations, partially offset by an increase of $6,468,000 for the loss that we incurred in connection with the change in fair value of warrants sold in the public offering of securities that we completed on December 6, 2024.

Net cash used by investing activities attributable to continuing operations was $1,888,000 during the nine-month period ended September 30, 2025, compared cash provided by investing activities attributable to continuing operations of $17,000 during the nine-month period ended September 30, 2024. The difference of $1,905,000 was due primarily to increases of $1,172,000 for advances to SMCB under our loan agreement with them, $758,000 for repurchases of shares of our common stock, and $541,000 for the capitalization of internal use software costs. These increases were partially offset by an increase of $593,000 for cash received in connection with our acquisition of SMCB on May 2, 2025.

Net cash provided by financing activities attributable to continuing operations was $4,115,000 during the nine-month period ended September 30, 2025, compared to $1,103,000 during the nine-month period ended September 30, 2024. The difference of $3,012,000 was due primarily to an increase of $4,293,000 for proceeds from the issuance of promissory notes, partially offset by a decrease of $1,489,000 for proceeds from the sale of stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in Internal Controls over Financial Reporting

During our fiscal quarter ended September 30, 2025, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There were no other material changes to the disclosures made in Part I – Item 3. Legal Proceedings of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024 and Part II – Other Information – Item 1. Legal Proceedings of our Quarterly Reports on Form 10-Q for our fiscal quarters ended March 31, 2025 and June 30, 2025 regarding these matters.

Item 1A. Risk Factors

Not required for small reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2025, we issued 31,513 shares of common stock to a vendor as consideration for services rendered. We completed the offer and sale of these securities to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act without engaging in any advertising or general solicitation of any kind.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three-month period ended September 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2	Securities Purchase Agreement, dated August 21, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025)

10.3

Secured Pre-Paid Purchase #1, dated August 21, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025)

10.4	Security Agreement, dated August 21, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025)

10.5

Guaranty, dated August 21, 2025, by and among SemiCab Holdings, LLC, SMCB Solutions Private Limited, and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2025)

10.6*	Secured Pre-Paid Purchase #2, dated November 13, 2025, by and between Algorhythm Holdings, Inc. and Streeterville Capital, LLC

10.7*	Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, LLC, Lakeside Bank and Streeterville Capital, LLC

10.8*	Guaranty, dated November 13, 2025, issued by RIME Holdings, LLC for the benefit of Streeterville Capital, LLC

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: November 19, 2025	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

