Form 10-K
period 2025-12-31
Algorhythm Holdings, Inc.
filed 2026-04-02
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number:	001-41405

ALGORHYTHM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309

(Address of principal executive offices) (Zip Code)

(954) 800-0425

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price for the common stock on such date of $2.45, as reported on the Nasdaq Stock Market, was $6,101,120.

As of March 27, 2026, there were 14,651,665 shares of the registrant’s common stock outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth;

●	our ability to executed upon our business plan;

●	our ability to attract and retain management;

●	market acceptance and demand of our services;

●	labor shortages and changes in employee compensation costs;

●	our ability to maintain and increase the value of our businesses;

●	changes in consumer preferences;

●	our ability to incorporate new and changing technologies;

●	the impact of inflation and other pricing pressures on our business;

●	the affect of competition and consolidation in the industries in which we operate;

●	the impact of any failure of our information technology system, any breach of our network security, and any security breaches of confidential customer information;

●	our ability to comply with applicable international, federal, state and local laws and regulations;

●	our ability to protect our trademarks and other intellectual property;

●	our ability to obtain debt, equity or other financing on favorable terms, or at all;

●	the condition of the securities and capital markets generally;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we are doing business, that may be less favorable than expected;

●	other economic, competitive, governmental (including new tariffs), legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations and pricing;

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

PART I

Item 1. Business.

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” and “our,” refer to Algorhythm Holdings, Inc. and its consolidated subsidiaries. Unless otherwise expressly provided in this Annual Report, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents set forth herein relating to our common stock have been adjusted to give effect to a reverse stock split of our common stock in a ratio of 1-for-200 effected on February 10, 2025.

Overview

We are an artificial intelligence (“AI”) technology company focused on the growth and development of SemiCab. SemiCab is an AI-enabled software logistics and distribution business that utilizes our SemiCab technology platform to enable retailers, brands and transportation providers to address common supply chain problems globally. We operate our SemiCab business through our subsidiary, SemiCab Holdings, LLC.

Prior to August 1, 2025, we had a second business, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products to retailers and ecommerce partners globally through our subsidiary, The Singing Machine Company, Inc. We sold our Singing Machine business on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business.

Our operations include our wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“SMC”), and RIME Holdings, LLC (“Rime”), and our 80%-owned subsidiaries, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”) and SMCB Solutions Private Limited, an Indian company (“SMCB”).

Recent Events and Developments

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

Acquisition of SMCB

On May 2, 2025, we and SemiCab Holdings entered into an equity purchase agreement with SemiCab Inc. pursuant to which: (i) SemiCab Holdings purchased 9,999 shares of the issued and outstanding equity shares, Rs. 10 par value, of SMCB, representing 99.99% of the issued and outstanding equity shares of SMCB, for $1,750,000, the payment of which amount was evidenced by the issuance of a promissory note by us to SemiCab, Inc., and (ii) we purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. for aggregate consideration consisting of 119,742 shares of our common stock. The transactions closed on May 2, 2025. The promissory note provides that $1,500,000 is due and payable by us on the first anniversary of the closing date and the remaining $250,000 is due and payable by us on the 18-month anniversary of the closing date. The promissory note bears interest at six percent per annum.

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

In January 2026, the Indian government approved the purchase of the remaining outstanding equity share of SMCB, representing 0.01% of the issued and outstanding equity shares of SMCB, from Sudheer Srinivas Kadandale for $10.

Sale of Singing Machine

On August 1, 2025, we entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”), a related party and subsidiary of the Stingray Group, Inc. (“Stingray Group”), pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with our Singing Machine business for $500,000. The transaction closed on August 1, 2025.

Streeterville Capital Transaction

On August 21, 2025, we entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which we agreed to issue and sell to Streeterville shares of our common stock in one or more pre-paid purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000 (the “Streeterville Transaction”). We also agreed to issue an additional 95,694 shares of our common stock to Streeterville as a commitment fee for the pre-paid purchase facility established under the securities purchase agreement (the “Commitment Shares”). The securities purchase agreement provides for a two-year commitment period during which, subject to certain specified conditions, we may request additional Pre-Paid Purchases from Streeterville provided that the amount requested is no less than $250,000 and the total outstanding balance of all Pre-Paid Purchases does not exceed $3,000,000. The original issue discount for each additional Pre-Paid Purchase will be nine percent of the amount set forth in the applicable request and each additional Pre-Paid Purchase will accrue interest at the rate of nine percent per annum. We also executed a guaranty, a security agreement, and intellectual property security agreement in favor of Streeterville as part of the Streeterville Transaction. The Streeterville Transaction closed on August 21, 2025.

Following the funding of each Pre-Paid Purchase, Streeterville has the right, but not the obligation, to purchase from us that number of shares of common stock up to the lesser of: (i) a number of shares of common stock equal in value to the outstanding balance of the funded amount, and (ii) that number of shares of common stock such that Streeterville will not beneficially own greater than 9.99% of our outstanding shares of common stock. The purchase price of the shares of common stock will be 90% of the lowest daily volume weighted average price during the 10 trading days immediately prior to the purchase notice date, but not less than the floor price, which is the greater of: (i) 20% of the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d) prior to the applicable closing of the Pre-Paid Purchase, and (ii) $0.10.

Pursuant to the terms of the securities purchase agreement, we filed a registration statement on Form S-1 under the Securities Act with the SEC to register the resale of the Commitment Shares and all shares of common stock issuable pursuant to the Pre-Paid Purchases. The registration statement became effective on November 10, 2025.

Nasdaq Listing Rule 5635(d) provides that shareholder approval is required prior to the issuance of shares of our common stock equal or greater in number to 20% of the number of shares of our common stock issued and outstanding immediately prior to the completion of the proposed issuance at a price that is less than the “Minimum Price” as such term is defined under Nasdaq Listing Rule 5635(d) in a transaction that is not a public offering. We obtained the requisite shareholder approval for the Streeterville Transaction on November 20, 2025.

We may at any time prepay all or any portion of the outstanding balance of a Pre-Paid Purchase. In the event we elect to do so, we must pay Streeterville an amount equal to 110% multiplied by the portion of the outstanding balance we elected to prepay. If an event of default occurs under a Pre-Paid Purchase, the outstanding balance will become immediately due and payable. At anytime thereafter, upon written notice given by Streeterville, the outstanding balance will increase by seven-and-a half percent and interest will begin accruing at a rate of the lesser of 18% per annum or the maximum rate permitted under applicable law. Our obligations are secured by all of our assets pursuant to a security agreement and have been guaranteed by our operating subsidiaries pursuant to a guarantee, each entered into with Streeterville on August 21, 2025.

Univest Securities, LLC served as the placement agent in the offering (“Univest”). We agreed to pay Univest a cash fee equal to eight percent of the aggregate gross proceeds that we receive from any Pre-Paid Purchases that we complete and reimburse Univest for legal fees in the amount of $40,000.

Pre-Paid Purchase #1

The securities purchase agreement provides for an initial Secured Pre-Paid Purchase in the principal amount of $4,390,000, before deducting an original issue discount of $360,000 and transaction expenses of $30,000 (the “First Pre-Paid Purchase”), the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The First Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. We paid Univest a cash fee equal to eight percent of the aggregate gross proceeds that we received from the First Pre-Paid Purchase. We currently have principal in the amount of approximately $1,085,000 outstanding under the First Pre-Paid Purchase.

Pre-Paid Purchase #2

On November 13, 2025, we entered into Secured Pre-Paid Purchase #2 with Streeterville (“Pre-Paid Purchase #2”). Pre-Paid Purchase #2 provides for a second Pre-Paid Purchase in the principal amount of $5,450,000, before deducting an original issue discount of $450,000 (the “Second Pre-Paid Purchase”). The Second Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years.

The Second Pre-Paid Purchase was similar to the First Pre-Paid Purchase, however the Second Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $4,500,000, and (ii) 90% of the then-current outstanding balance of the Second Pre-Paid Purchase (the “PPP2 Minimum Balance Amount”). The secured funds are being held in a deposit account (the “DACA Account”) held by RIME Holdings, LLC, a Utah limited liability company and wholly-owned subsidiary of ours that we formed in connection with this transaction (“RIME Holdings”), pursuant to a Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, Lakeside Bank, an Illinois banking company (“Lakeside Bank”), and Streeterville. Accordingly, of the $5,000,000 proceeds that we received from the Second Pre-Paid Purchase, $4,500,000 were placed in the DACA Account.

We have the right to use funds in the DACA Account to repay any portion of the outstanding balance of the Second Pre-Paid Purchase, but only so long as the payment does not cause the outstanding balance to drop below the PPP2 Minimum Balance Amount. As long as no event of default has occurred, the Company may withdraw from the Deposit Account any funds in excess of the PPP2 Minimum Balance Amount. RIME Holdings executed a guaranty of the obligations outstanding under the Second Pre-Paid Purchase for the benefit of Streeterville.

We entered into a new placement agency agreement with Univest that superseded the placement agency agreement that we previously entered into with them on August 21, 2025. We agreed to pay Univest a cash fee equal to eight percent of the aggregate gross proceeds that we receive from any Pre-Paid Purchases that we complete and reimburse Univest for legal fees in the amount of $50,000. The Second Pre-Paid Purchase was repaid in full on December 11, 2025.

Pre-Paid Purchase #3

On December 19, 2025, we entered into Secured Pre-Paid Purchase #3 with Streeterville (“Pre-Paid Purchase #3”). Pre-Paid Purchase #3 provides for a third Pre-Paid Purchase in the principal amount of $1,090,000, before deducting an original issue discount of $90,000 (the “Third Pre-Paid Purchase”). The Third Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. We paid Univest a cash fee equal to eight percent of the aggregate gross proceeds that we received from the Third Pre-Paid Purchase. The Third Pre-Paid Purchase was repaid in full on December 23, 2025.

Pre-Paid Purchase #4

On February 17, 2026, we entered into Secured Pre-Paid Purchase #4 with Streeterville (“Pre-Paid Purchase #4”). Pre-Paid Purchase #4 provides for a fourth Pre-Paid Purchase in the principal amount of $10,355,000, before deducting an original issue discount of $855,000 (the “Fourth Pre-Paid Purchase”). The Fourth Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. The Fourth Pre-Paid Purchase is similar to the Second Pre-Paid Purchase in that the Fourth Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $3,500,000, and (ii) 90% of the then-current outstanding balance of the Fourth Pre-Paid Purchase (the “PPP4 Minimum Balance Amount”). Accordingly, of the $9,500,000 in proceeds that we received from the Fourth Pre-Paid Purchase, $3,500,000 was placed in the DACA Account.

We have the right to use funds in the DACA Account to repay any portion of the outstanding balance of the Fourth Pre-Paid Purchase, but only so long as the payment does not cause the outstanding balance to drop below the PPP4 Minimum Balance Amount. As long as no event of default has occurred, we may withdraw from the Deposit Account any funds in excess of the PPP4 Minimum Balance Amount. RIME Holdings executed a guaranty of the obligations outstanding under the Fourth Pre-Paid Purchase for the benefit of Streeterville.

We paid Univest a cash fee equal to eight percent of the aggregate gross proceeds received by us from the Fourth Pre-Paid Purchase that were not placed in the DACA Account. We will pay Univest a cash fee equal to eight percent of the funds held in the DACA Account when they are released to us.

We have not repaid any of the principal outstanding under the Fourth Pre-Paid Purchase.

Our SemiCab Technology Platform

Traditional logistics platforms and systems optimize visible demand by optimizing individual lanes within the logistics network. Freight planning, execution, and exception management rely heavily on manual workflows and fragmented systems. As volumes increase, costs typically scale linearly with headcount, limiting profitability and operational flexibility.

Our SemiCab technology platform is an AI-enabled, cloud-based collaborative transportation platform that operates at the network level. It achieves the scalability required to predict and optimize millions of loads and hundreds of thousands of trucks. It uses real-time data from application programming interface (“API”)-based load tendering and pre-built integrations with transportation management system (“TMS”) partners, warehouse management system (“WMS”) partners, and electronic logging device (“ELD”) partners to orchestrate collaboration across manufacturers, retailers, distributors, and their carriers. It uses AI and machine learning predictions and advanced predictive optimization models to enable fully loaded round trips. By pooling demand and supply across shippers, regions, and timeframes, the platform identifies return legs and cross-lane flows that are invisible under conventional planning models. This approach enables structural efficiency improvements rather than episodic or temporary gains.

The platform directly supports stronger unit economics and capital efficiency for our customers. It has successfully enabled individual operators to manage more than 2,000 loads annually. As volumes increase, our customers benefit from lower cost per load, greater asset utilization, lower administrative overhead and more predictable service levels. By automating network-level decision-making, the platform allows organizations to scale throughput without proportional increases in labor, infrastructure, or overhead.

We are focused on expanding and enhancing our SemiCab technology platform to provide better transportation services to our customers as well as to automate operational processes. The objective of these additions and enhancements is to build additional functionality and improve or automate existing functions. This will make us more efficient, lower our costs of operation, enable us to provide more consistent and reliable services, and reduce potential human error in our processes targeting transportation execution and billing.

We employ a dedicated software development team that maintains and enhances our SemiCab technology platform.

Our Service Offering

Our service offering consists of contract-based, long-haul, full truckload transportation logistics and distribution services that utilize our SemiCab technology platform. We currently provide our services in India and are actively marketing our services in the United States and Europe.

Managed Services

In India, we offer our services through a managed services model to retailers, suppliers and manufacturers and other shippers through our own network of shippers and brokers. We primarily focus on full truck load and over-the-road transportation services. Our services are sold directly to shippers via bids for transportation services. These bids are typically awarded for a selected number of routes for a pre-determined period of time, normally up to a year.

SaaS-Based Services

In the U.S. and other countries, we offer our services through a software-as-a-service (“SaaS”) model called “Apex” by selling subscriptions to shippers, carriers and third-party logistics providers (“3PLs”) to utilize our SemiCab technology platform. Our software enables shippers and carriers to better manage their freight network by creating optimal lane bundles for bidding and optimized execution of loads with better control over their data and analytics. Our software enables 3PLs to better manage their operations for transportation execution by assisting them with shipper management, carrier management, document management, load operations management, invoicing, integration services, and reporting and analytics.

Apex optimizes both visible and predicted demand across the entire freight ecosystem, completely redefining the efficiencies that can be achieved within a logistics network. Through Apex, shippers, carriers and 3PLs can:

●	launch their own branded logistics operating systems, embedding SemiCab’s AI logic, dashboards, and APIs;

●	create multi-party freight networks that reduce empty miles and unlock shared efficiencies;

●	integrate seamlessly with existing TMS, WMS, and telematics systems through open APIs; and

●	use predictive analytics and benchmarking to identify cost savings and improve yield per lane.

Our SemiCab technology platform enhances traditional logistics platforms by providing them with predictive, self-learning orchestration that automates network coordination at scale. It continuously learns from network activity, dynamically adjusting routing, pooling, and capacity allocation in real time.

Sales and Marketing

Our SemiCab logistics and distribution services are sold through our direct sales team who work with shippers, participate in preparing and submitting transportation bids, and onboard shippers and customers to start operations. While the transportation services contracts are signed for longer durations, generally up to a year, revenue from these services is recognized only after the loads from shippers are executed and delivered by us. Our platform subscriptions are sold through a direct sales team. Sales are recognized on a rolling monthly basis aligned with SaaS revenue models. We engage in only limited marketing and promotions at this time as we are primarily focused on creating name recognition and visibility through appropriate social media channels, blogs, and press releases to share industry awards and customer acquisition news.

Customers

Our customers are comprised primarily of large, fast-moving consumer products companies in India. Our target customers in the United States and Europe are comprised primarily of 3PLs and carriers and shippers of consumer products.

Competition

The transportation services industry is highly competitive and fragmented. We compete with traditional and non-traditional logistics companies, including transportation providers that own equipment, third-party freight brokers, technology matching services, internet freight brokers, carriers offering logistics services, and on-demand transportation service providers. We win business by providing reliable services at lower costs and creating an industry-wide network that can operate more efficiently with less empty miles than the industry norm, thus creating a more sustainable transportation network for the entire industry.

Intellectual Property

We rely on a combination of cybersecurity, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect our intellectual property and proprietary technology. In certain circumstances, we will partner with third parties to develop proprietary technology, and, where appropriate, we have license agreements related to the use of third-party innovation in our technology. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

Seasonality

Our operating results have been subject to seasonal trends as a result of, or as influenced by, numerous factors, including national holidays, weather patterns, consumer demand, economic conditions, and other similar and subtle forces. Although seasonal changes in the transportation industry have not had a significant impact on our cash flow or results of operations, we cannot guarantee that they will not adversely impact us in the future.

Regulatory Matters

The Ministry of Road Transport and Highways is the primary regulator for the road transport and automotive industry in India, overseeing policy, regulations, and standards in that country. The U.S. Department of Transportation regulates the transportation industry in the United States. This federal agency mandates licensing, insurance and service requirements on the operators in this industry.

We are also subject to laws and regulations in the United States and India concerning the handling of personal information, including laws that require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information.

Additionally, as a publicly-traded company and issuer of stock, we are subject to and maintain compliance with various anti-corruption and anti-bribery statutes such as the U.S. Foreign Corrupt Practices Act. We may in the future be subject to certain other foreign countries’ equivalent statutes or programs in the countries in which we operate.

Employees

As of March 27, 2026, we had a total of 49 employees, of which 46 were full-time employees and three were part-time employees. None of our employees are represented by a collective bargaining unit or is a party to a collective bargaining agreement.

Available Information

We file reports and other materials with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. We make available free of charge through our website at https://algoholdings.com/filings all materials that we file electronically with the SEC as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. These materials are also available on the SEC’s website at www.sec.gov.

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

Summary Risk Factors

Risks Related to Our Company

●	We have a history of losses, we can provide no assurance that we will ever become profitable, and the audit report issued by M&K CPAs, PLLC in connection with our audited financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

●	We will need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

●	Our growth could strain our personnel and infrastructure resources.

●	Strategic acquisitions and other transactions that we complete in the future could prove difficult to integrate, disrupt our business, adversely affect our operating results and dilute stockholder value.

●	We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel if they leave, which could harm our business.

●	Our success depends on our SemiCab technology platform attaining market acceptance by transportation providers.

●	Our failure or inability to enforce our trademarks, trade secrets and other proprietary rights could adversely affect our image, brands and competitive position.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Our information technology systems or data, or those of our service providers or customers or users, could be subject to cyber-attacks or other security incidents, which could result in significant liability, reputational damage and other adverse consequences to us.

●	The failure of our information technology systems could significantly disrupt the operation of our business.

●	We rely on third parties for most of our management information systems and for other back-office functions.

●	Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

●	Issues in the use of AI technologies in our SemiCab business may result in reputational harm or liability to us, and our business, operating results, and financial results may be adversely affected.

●	Any significant changes in U.S. trade or other policies that block or restrict imports or increase import tariffs could have a material adverse effect on results of operations.

●	Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East and other geopolitical tensions.

●	High inflation and unfavorable economic conditions could negatively affect our business, financial condition and results of operations.

●	We are exposed to the credit risk of customers who are experiencing financial difficulties and if these customers are unable to pay us, our revenue and results of operations will be adversely impacted.

●	We may have trouble hiring additional qualified personnel.

●	The industries in which we operate are subject to international, federal, state and local laws, compliance with which is both complex and costly.

●	We could be a party to litigation that could adversely affect us by diverting management attention, increasing our expenses and subjecting us to significant monetary damages and other remedies.

●	Our certificate of incorporation provides limitations on director liability and indemnification of directors and officers and employees.

●	Our insurance may not provide adequate levels of coverage against claims.

●	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

●	An impairment in the carrying value of our fixed assets, intangible assets or goodwill could adversely affect our financial condition and results of operations.

●	We are subject to risks related to the sale of our Singing Machine business.

●	Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Risks Related to the Streeterville Transaction

●	The sale of a substantial number of our securities in the public market by Streeterville and/or by our existing security holders could cause the price of our common stock to fall.

●	Shares of our common stock purchased by Streeterville may be issued at a price significantly below the prevailing market price of our common stock, resulting in substantial dilution of existing stockholders and a decrease in the price of our common stock.

●	We may be required to make substantial cash payments to Streeterville, which could reduce the amount of cash available to fund our operations.

Risks Related to Ownership of Our Securities

●	We may raise additional funds in the future through the issuance of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

●	The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

●	Our quarterly and annual operating results may fluctuate due to increases and decreases in sales and other factors.

●	Our common stock may be affected by price fluctuations, which could adversely impact the value of our common stock.

●	FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

●	An investment in our securities is speculative, and there can be no assurance of any return on any such investment.

●	We identified material weaknesses in our internal control over financial reporting during the assessment of our internal control that we performed in connection with the preparation of our audited consolidated financial statements included herein.

●	If we are unable to establish and maintain an effective system of internal control, we may not be able to accurately report our financial results on a timely basis or prevent fraud.

●	The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

●	If we are not able to comply with the applicable continued listing requirements of the Nasdaq, it could delist us, which may adversely affect the market price and liquidity of our common stock.

●	New laws, regulations, and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming.

●	As a “smaller reporting company” under applicable law, we are subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

●	Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

●	We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

Risks Related to Our Company

We have a history of losses, we can provide no assurance that we will ever become profitable, and the audit report issued by M&K CPAs, PLLC in connection with our audited financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We incurred net losses available to common stockholders of $15,900,000 and $23,257,000 for our fiscal years ended December 31, 2025 and 2024, respectively, and had accumulated deficits of $65,072,000 and $49,172,000 as of December 31, 2025 and 2024, respectively. In addition, net cash used by operating activities was $7,309,000 and $3,985,000 for our fiscal years ended December 31, 2025 and 2024, respectively. Based upon this, our current cash resources and our internally generated cash flow projections, the audit report issued by M&K CPAS, PLLC in connection with our audited financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Our future profitability is dependent upon our ability to successfully execute upon our business plan. We can provide no assurance that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, we may continue to generate losses in the future and, in the extreme case, may need to discontinue operations.

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

While we are optimistic about our ability to raise sufficient funds to continue our operations for at least one year after the date of this report, we have not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. Our ability to obtain additional capital will be subject to a number of factors, including maintenance of our listing on the Nasdaq, market conditions and our operating performance. These factors may make the timing, amount, terms or conditions of any proposed future financing transactions unattractive to us. If we cannot raise additional capital when needed, or if such capital cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, take advantage of future acquisition opportunities, respond to competitive pressures or unanticipated events, or otherwise execute upon our business plan. This may adversely affect our business, financial condition and results of operations and, in the extreme case, cause us to discontinue operations.

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

On July 3, 2024, we completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SemiCab, Inc., which was the owner of the United States component of our AI logistics and distribution business. On May 2, 2025, we and SemiCab Holdings completed the acquisition of substantially all of the issued and outstanding equity shares of SMCB and we purchased the 20% membership interest in SemiCab Holdings then held by SemiCab, Inc. We may continue to expand our business through the acquisition of additional businesses in the future.

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

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel if they leave, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our executive officers, including Gary Atkinson, who is our Chief Executive Officer, and Alex Andre, who is our Chief Financial Officer and General Counsel. Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and have an adverse effect on our business, financial condition and results of operations.

Our success depends on our SemiCab technology platform attaining market acceptance by transportation providers.

The continued growth in market demand for and market acceptance of our SemiCab technology platform is critical to our continued success. Demand for our SemiCab technology platform is affected by a number of factors, many of which are beyond our control, including the extension of our SemiCab technology platform for new use cases, the timing of development and release of new products, features and functionality introduced by us or our competitors, technological change and the growth or contraction of the market in which we compete. We may be unable to effectively adapt our platform and respond to changes in technology and customer needs. If we are unable to meet customer demand, or if we otherwise fail to achieve more widespread market acceptance of our SemiCab technology platform, our business, results of operations, financial condition and growth prospects may be adversely affected.

Our failure or inability to enforce our trademarks, trade secrets and other proprietary rights could adversely affect our image, brands and competitive position.

We own U.S. registered trademarks for many of the signs, designs and expressions that identify the services that we use in our business, including “SemiCab”. We also have common law trademark rights for certain of our proprietary marks and rely upon trade secrets to protect certain of our rights. We believe that our trademarks, trade secrets and other proprietary rights have significant value and are important to our business and competitive position. We, therefore, devote time and resources to the protection of these rights. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and consultants. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

Filing, prosecuting, and defending intellectual property rights on our technology in international jurisdictions is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own technology and, further, may export otherwise infringing technology to territories where we have intellectual property rights, but where enforcement is not as strong as that in the U.S. Their technology may compete with our technology in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patents we may have in the future, or the use of competing technologies in violation of our proprietary rights generally. Proceedings to enforce any patent rights we may have in the future in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Issues in the use of AI technologies in our SemiCab business may result in reputational harm or liability to us, and our business, operating results, and financial results may be adversely affected.

We actively integrate AI technologies in our SemiCab platform to enhance automation, analytics, customer experience, and operational efficiency. As we expand the use of AI-enabled capabilities, we are exposed to risks inherent in the development and deployment of emerging technologies.

AI systems may generate inaccurate, biased, incomplete, or unintended outputs due to limitations in algorithms, data quality, model design, or oversight. If AI-enabled features fail to perform as intended or are perceived as unreliable, we could experience reputational harm, customer dissatisfaction, competitive disadvantage, or legal exposure.

Certain AI capabilities rely on third party service providers, cloud infrastructure, or external models. Disruptions, security incidents, pricing changes, contractual restrictions, or termination of such services could impair the availability or performance of AI-enhanced features and increase our costs.

The regulatory framework governing AI, data privacy, and automated decision-making is evolving in the United States and internationally. New or expanded legal requirements may require product modifications, increased compliance expenditures, or limitations on certain AI-driven functionality.

Our AI-enabled features process sensitive customer data. Any failure to maintain appropriate safeguards, governance controls, or oversight could result in regulatory scrutiny, litigation, or reputational harm.

We have implemented governance frameworks, human oversight, security controls, and monitoring processes designed to manage risks associated with AI-enabled capabilities. However, these measures may not be sufficient to prevent errors, misuse, security incidents, or regulatory non-compliance. If our risk management efforts are ineffective, our business, financial condition, and results of operations could be adversely affected.

Any significant changes in U.S. trade or other policies that block or restrict imports or increase import tariffs could have a material adverse effect on results of operations.

In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The U.S. government has assessed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from numerous countries throughout the world. U.S. trade policy continues to evolve in this regard. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon results of our operations.

Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East and other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption as a result of the escalation of geopolitical tensions and military conflicts in and around Ukraine, Israel, and other areas of the world. Although the length and impact of any potential or ongoing military conflict is highly unpredictable, such conflicts have led to market disruptions, including significant volatility in credit and capital markets.

For example, Russia’s military interventions in Ukraine have led to sanctions and other penalties being levied by the U.S., European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets.

In addition, acts of war, terrorism or political instability in oil producing countries (e.g. the invasion of Ukraine by Russia and conflicts in the Middle East, including the recent escalation involving Iran, and recent U.S. intervention in Venezuela) have resulted in increased volatility in the financial markets and the markets for certain commodities including oil, which may significantly impact the manufacturers that we rely on.

Additionally, the conflict in the Middle East between Israel and the government of Hamas in Gaza, Hezbollah in Lebanon, as well as groups in Syria and Iran, have caused disruptions in shipping lanes in the Red Sea where some major cargo lines have opted to route their vessels away from the region which has increased the time required to reach their destinations as well as increased time for vessels to return to their port of origin with empty containers. Continued shipping line disruptions and delays may impact the availability and cost of shipping containers during peak shipping season.

While we have not experienced any direct impact from the conflicts in and around Ukraine, the Middle East and elsewhere, the extent and duration of the military action, sanctions and resulting market and shipping lane disruptions are impossible to predict but could be substantial and could adversely affect our operating results as they impact the global economy in the future.

High inflation and unfavorable economic conditions could negatively affect our business, financial condition and results of operations.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our services. Such heightened inflationary levels and economic conditions may negatively impact consumer disposable income and discretionary spending, negatively impacting our business, financial condition and results of operations.

We are exposed to the credit risk of customers who are experiencing financial difficulties and if these customers are unable to pay us, our revenue and results of operations will be adversely impacted.

We sell our services primarily to large, fast-moving consumer goods companies. Deterioration in the financial condition of our customers could result in these customers not being able to pay us for our services. This would have a negative impact on our revenue and results of operations.

We may have trouble hiring additional qualified personnel.

As we expand our technology development, service offerings and marketing activities, we will need to hire additional personnel and could experience difficulties attracting and retaining qualified employees. Competition for qualified personnel could be intense due to the limited number of individuals who possess the skills and experience required by such an industry. We may not be able to afford, attract and retain quality personnel on favorable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their technology or service ideas. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We could be a party to litigation that could adversely affect us by diverting management attention, increasing our expenses and subjecting us to significant monetary damages and other remedies.

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

Our certificate of incorporation provides limitations on director liability and indemnification of directors and officers and employees.

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

An impairment in the carrying value of our fixed assets, intangible assets or goodwill could adversely affect our financial condition and results of operations.

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

In addition, we may be required to record goodwill in the event we acquire additional assets or businesses in the future. Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We review any goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others:

●	a significant decline in our expected future cash flows;

●	a sustained, significant decline in our stock price and market capitalization

●	a significant adverse change in legal factors or in the business climate;

●	unanticipated competition;

●	the testing for recoverability of a significant asset group within a reporting unit; and

●	slower growth rates.

We will be required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We are subject to risks related to the sale of our Singing Machine business.

On August 1, 2025, we entered into an asset purchase agreement with SMC and Stingray USA pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with our Singing Machine business. The transaction closed on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business line. In connection with the transaction, we also entered into a transitional services agreement with Stingray USA to provide certain limited services following the closing. The performance of these services by us and other related conditions outside of our control could adversely affect our operations and future financial results.

As a result of the sale of our Singing Machine business, we became a smaller, less diversified company than we were prior to the transaction, which could make us more vulnerable to factors impacting our performance, such as changing market conditions and market volatility. In addition, while it is intended that the transaction be tax-free to our stockholders for U.S. federal income tax purposes, there is no assurance that the transaction will qualify for this treatment. If the sale is ultimately determined to be taxable, we or our stockholders could incur income tax liabilities that could be significant. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the price of our common stock.

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

Risks Related to the Streeterville Transaction

The sale of a substantial number of our securities in the public market by Streeterville and/or by our existing security holders could cause the price of our common stock to fall.

On August 21, 2025, we completed the Streeterville Transaction. As of March 27, 2026, we had completed Pre-Paid Purchases for the aggregate amount of $21,285,000 and had repaid Pre-Paid Purchases in the aggregate amount of $9,845,000 as a result of Streeterville electing to exercise its right to purchase a total of 11,303,264 shares of our common stock under the First Pre-Paid Purchase, Second Pre-Paid Purchase and Third Pre-Paid Purchase. The Second Pre-Paid Purchase and Third Pre-Paid Purchase have been paid off in full. However, we have principal in the amount of approximately $1,085,000 and $10,355,000 outstanding under the First Pre-Paid Purchase and Fourth Pre-Paid Purchase, respectively. In the event Streeterville elects to exercise its right to purchase additional shares of our common stock under the First Pre-Paid Purchase or Fourth Pre-Paid Purchase, we may be required to issue a substantial number of additional shares of our common stock to Streeterville. The sale of a substantial number of our shares of common stock in the public market by Streeterville and/or by our other existing security holders, or the perception that those sales might occur, could result in a significant decline in the public trading price of our common stock.

Shares of our common stock purchased by Streeterville may be issued at a price significantly below the prevailing market price of our common stock, resulting in substantial dilution of existing stockholders and a decrease in the price of our common stock.

Following the funding of each Pre-Paid Purchase, Streeterville has the right, but not the obligation, to purchase from us that number of shares of common stock up to the lesser of: (i) a number of shares of common stock equal in value to the outstanding balance of the funded amount, and (ii) that number of shares of common stock such that Streeterville will not beneficially own greater than 9.99% of our outstanding shares of common stock. The price per share used to calculate the number of shares to be issued to Streeterville is equal to 90% of the lowest daily volume-weighted average price of our common stock during the ten (10) trading days immediately preceding the applicable purchase date, but not less than the floor price, which is the greater of: (i) 20% of the Minimum Price prior to the applicable closing of the Pre-Paid Purchase, and (ii) $0.10. If Streeterville exercises its right to purchase additional shares of our common stock under Pre-Paid Purchases, the shares may be sold by us to Streeterville at a price significantly below the prevailing market price. This could lead to substantial dilution of existing stockholders. This dilution, combined with the potential for downward pressure on our share price if Streeterville promptly sells the shares in the open market, could reduce the market value of our common stock significantly.

We may be required to make substantial cash payments to Streeterville, which could reduce the amount of cash available to fund our operations.

If Streeterville chooses to not exercise its right to purchase shares of common stock from us, we will be required to repay any outstanding Pre-Paid Purchases in cash. We may not have sufficient cash on hand or available resources to meet such a repayment obligation, which could force us to seek emergency financing or other arrangements which may not be available or, if available, may be on unfavorable terms. In the event we do have sufficient funds available, the cash payment obligations, if triggered, could significantly reduce the cash we have available to fund our operations or make necessary investments. This would adversely affect our financial condition, limit our ability to pursue growth opportunities, and adversely affect our business prospects.

In addition, the occurrence of an event of default under the Pre-Paid Purchases or certain change-of-control or other fundamental transactions may accelerate repayment or suspend Streeterville’s funding obligations to us. If an event of default occurs under a Pre-Paid Purchase, the outstanding balance will become immediately due and payable. At any time thereafter, upon written notice given by Streeterville, the outstanding balance will increase by seven-and-a half percent and interest will begin accruing at a rate of the lesser of 18% per annum or the maximum rate permitted under applicable law. If we are involved in a change-of-control or other fundamental transaction, we may be required to repay the Pre-Paid Purchases in cash. We may not have sufficient cash on hand or available resources to meet such a repayment obligation, which could force us to seek emergency financing or other arrangements which may not be available or, if available, may be on unfavorable terms. In the event we do have sufficient funds available, the cash payment obligations, if triggered, could significantly reduce the cash we have available to fund our operations or make necessary investments. This would adversely affect our financial condition, limit our ability to pursue growth opportunities, and adversely affect our business prospects.

Risks Related to Ownership of Our Securities

We may raise additional funds in the future through the issuance of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

On December 6, 2024, we completed a public offering of an aggregate of 21,000 shares of our common stock, pre-funded warrants to purchase up to 258,412 shares of common stock, Series A warrants to purchase up to 279,412 shares of common stock, and Series B warrants to purchase up to 279,412 shares of common stock. Immediately prior to the completion of the offering, we had 71,076 shares of our common stock outstanding. Additionally, due to price adjustment provisions contained in the Series A and Series B warrants, the Series A warrants became exercisable into 1,133,652 shares of common stock and the Series B warrants became exercisable into 1,910,975 shares of our common stock. All of the pre-funded warrants and Class B warrants were exercised in their entirety.

On August 21, 2025, we completed the Streeterville Transaction. As of March 27, 2026, we had completed Pre-Paid Purchases for the aggregate amount of $21,285,000 and had repaid Pre-Paid Purchases in the aggregate amount of $9,845,000 as a result of Streeterville electing to exercise its right to purchase a total of 11,303,264 shares of our common stock under the First Pre-Paid Purchase, Second Pre-Paid Purchase and Third Pre-Paid Purchase.

Shareholders who owned shares of our common stock immediately prior to the completion of the December 6, 2024 securities offering experienced immediate and substantial dilution as a result of the issuance of the shares of common stock on December 6, 2024 and the subsequent exercise of the pre-funded warrants and Class B warrants. Additionally, shareholders who owned shares of our common stock immediately prior to the dates Streeterville elected to purchase 11,303,264 shares of our common stock under the First Pre-Paid Purchase, the Second Pre-Paid Purchase and the Third Pre-Paid Purchase experienced immediate and substantial dilution.

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

Our quarterly and annual operating results may fluctuate due to increases and decreases in sales and other factors.

Our quarterly and annual operating results may fluctuate significantly because of a variety of factors, including:

●	increases or decreases in sales of our services;

●	our ability to operate effectively in new markets;

●	labor availability and costs for management and other personnel;

●	changes in consumer preferences and competitive conditions;

●	negative publicity relating to us, our vendors or the services we sell;

●	disruptions in the availability of trucks needed to complete shipments;

●	changes consumer confidence and fluctuations in discretionary spending;

●	changes in labor costs or other variable costs and expenses;

●	potential distractions or unusual expenses associated with our expansion plans;

●	the impact of inclement weather, natural disasters, and other calamities; and

●	economic conditions in the jurisdictions in which we operate and nationally.

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

Investors are cautioned that an investment in our securities is highly speculative and involves a significant degree of risk. The success of our business and the ability to achieve our business goals and objectives, as outlined in this report, are subject to numerous uncertainties, contingencies and risks. As such, there is no assurance that investors will realize a return on their investment or that they will not lose their entire investment. Potential investors should carefully consider whether such a speculative investment is suitable for their financial situation and investment objectives before purchasing securities.

We identified material weaknesses in our internal control over financial reporting during the assessment of our internal control that we performed in connection with the preparation of our audited consolidated financial statements included herein.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited consolidated financial statements for the year ended December 31, 2025, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2025:

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

On August 26, 2024, we received an additional letter from the Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. We reported a stockholders’ deficit of approximately $872,000 on June 30, 2024 in that quarterly report. Pursuant to the listing rule and instructions from Nasdaq, we submitted a plan to regain compliance with the listing rule and were given an extension until November 14, 2024 to evidence compliance through a public filing.

On November 19, 2024, we filed our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2024 with the SEC. Therein, we reported stockholders’ equity of approximately $2,700,000. That same day we filed a Form 8-K with the SEC stating that we believed we had regained compliance with the stockholders’ equity requirement. On November 22, 2024, we received a letter from the Nasdaq indicating that, based on the Form 10-Q that we filed on November 19, 2024, the Nasdaq had determined that we were in compliance with the stockholders’ equity rule. The Nasdaq advised us that it would continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of our next periodic report, we fail to comply with the requirement, we may be subject to delisting.

On December 30, 2024, we received notice from the Nasdaq indicating that the bid price for our common stock had closed below $0.10 per share for the 13-consecutive trading day period ended December 27, 2024 and, accordingly, we would be subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) and our securities would be subject to delisting from Nasdaq unless we timely request a hearing before the Nasdaq hearings panel. On February 10, 2025, we implemented a 200-for-1 reverse stock split. On that day, the closing price of our common stock was $2.98 per share and the closing bid of our common stock remained above $1.00 for the next 10 consecutive business days.

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

On November 28, 2025, we received an additional letter from the Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. We reported a stockholders’ equity of approximately $100,000 on September 30, 2025 in that quarterly report. Pursuant to the listing rule and instructions from Nasdaq, we submitted a plan to regain compliance with the listing rule and were given an extension until May 27, 2026 to evidence compliance through a public filing.

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

Oversight of Third-Party Risk

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

Item 2. Properties.

We lease office space in Fort Lauderdale, Florida for our corporate headquarters and lease office space in Bangalore, India for our India operations. We believe these locations are adequate to support our operations for the next 12 months. We also believe that these facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

Item 3. Legal Proceedings.

On February 11, 2025, Blue Yonder, Inc. (“Blue Yonder”) filed a civil action in the Superior Court of the State of Arizona against us for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that we assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleges that, because we assumed these liabilities, Blue Yonder can enforce the judgment against us. The judgment was in the amount of $509,119. On August 1, 2025, we filed an answer to the complaint and counterclaims against Blue Yonder for breach of contract. On January 30, 3026, the court granted Blue Yonder’s motion for judgment on the pleadings. The outcome of this matter is uncertain.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq under the trading symbol “RIME.”

Record Holders

As of March 27, 2026, based upon information received from our transfer agent, there were 36 record holders of our outstanding common stock. This number does not include: (i) any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or (ii) broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company or its nominee, Cede & Co.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors and elsewhere in this report. See also “Disclosure Regarding Forward-Looking Statements” beginning on page 1 of this report. The following should be read in conjunction with our consolidated financial statements beginning on page F-1 of this report.

Overview

We are an AI technology company focused on the growth and development of SemiCab. SemiCab is an AI-enabled software logistics and distribution business that utilizes our SemiCab technology platform to enable retailers, brands and transportation providers to address common supply chain problems globally. We operate our SemiCab business through our subsidiary, SemiCab Holdings.

Prior to August 1, 2025, we had a second business, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products to retailers and ecommerce partners globally through our subsidiary, The Singing Machine Company, Inc. We sold our Singing Machine business on August 1, 2025. Accordingly, we no longer own or operate the Singing Machine business.

SemiCab

SemiCab is an AI-enabled, cloud-based collaborative transportation platform built to achieve the scalability required to predict and optimize loads and the use of trucks. To orchestrate collaboration across manufacturers, retailers, distributors, and their carriers, SemiCab uses real-time data from API-based load tendering and pre-built integrations with TMS and ELD partners. To build fully loaded round trips, SemiCab uses AI/ML techniques and advanced predictive optimization models.

Since 2020, SemiCab has enabled major retailers, brands and transportation providers to address their transportation needs. SemiCab’s Orchestrated Collaboration™ AI model has proven to increase transportation capacity, improve asset utilization, reduce empty miles, lower logistics costs, and provide visibility into the entire transportation network. Models show that our SemiCab technology has the capability of reducing costs through optimization. Additionally, our SemiCab technology has the potential to play a key role in the improved sustainability model. Based on our proven ability to improve truck utilization rates, this could result in a dramatic reduction in the carbon footprint of the industry. The optimization of existing truck utilization can add trucking capacity without adding more trucks, drivers or driven miles which addresses common problems plaguing the industry like severe driver shortage and road congestion. Trucking optimization could also reduce carbon emissions attributable to road freight.

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

Strategy

We intend to invest in our SemiCab AI logistics and distribution business to develop and grow it into a significant revenue producer for us. This will involve investments in the continued research and development of our technology, the hiring of additional qualified employees, marketing and advertising initiatives, and back-office support. While this is a nascent business, it has already acquired several large, fast-moving consumer products companies as customers. We believe that as existing customers experience the benefits of our SemiCab logistics and distribution solutions, they will begin to increase their use of our services. We also believe that our ability to improve truck utilization rates and improve trucking capacity without adding more trucks, drivers or driven miles will be of substantial interest to additional companies that can benefit from our service.

We acquired the United States component of our SemiCab business on July 3, 2024 and acquired the India component of our SemiCab business on May 2, 2025. We may make additional investments in companies operating in the AI distribution and logistics space that we believe are complementary to our business. Our investments could involve an acquisition of the assets or equity of complementary companies or businesses or could involve a strategic partnership or joint venture with complementary companies or businesses or digital asset treasury strategies. We believe that additional investments could provide us with new AI logistics and distribution technologies, services and resources that we can implement across our entire business or could help us to more quickly expand our footprint into other parts of the world. We are actively evaluating additional opportunities to expand our SemiCab business through investments in complementary AI logistics and distribution businesses and companies.

Financial Results

We generated net sales of $4,391,000 for the year ended December 31, 2025, compared to $297,000 for the year ended December 31, 2024. The increase in revenue was due primarily to the addition of net sales generated by our SemiCab business resulting from our acquisition of SMCB on May 2, 2025. Cost of sales was $5,706,000 for the year ended December 31, 2025, compared to $491,000 for the year ended December 31, 2024. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB resulting from our acquisition of SMCB on May 2, 2025.

Our operating expenses were $6,629,000 for the year ended December 31, 2025, compared to $8,248,000 for the year ended December 31, 2024. The decrease in operating expenses was due primarily to a decrease of $3,592,000 related to the impairment of goodwill recorded in connection with the acquisition of SemiCab, Inc’s business during the year ended December 31, 2024, partially offset by the increase in general and administrative expenses incurred in the growth and development of the SemiCab business during the year ended December 31, 2025. We incurred a net loss from continuing operations of $15,210,000 for the year ended December 31, 2025, compared to $18,884,000 for the year ended December 31, 2024. The most significant contributors to the decrease in the net loss from continuing operations were decreases in non-cash charges of $3,592,000 for impairment of goodwill and $8,889,000 for loss on the issuance of warrants. This decrease was partially offset by an increase of $6,468,000 for non-cash charges for changes in the fair value of warrants liability and increases in general and administrative expenses incurred in the growth and development of the SemiCab business.

We generated net loss from continuing operations of $15,210,000, or $5.86 per share of common stock, for the year ended December 31, 2025, compared to $18,884,000, or $270.44 per share of common stock, for the year ended December 31, 2024. The decrease was due primarily to an increase of $4,094,000 for net sales and a decrease of $3,592,000 for impairment of goodwill. This was partially offset by an increase of $5,215,000 for cost of sales. We had total assets of $12,724,000 and $18,302,000 at December 31, 2025, and 2024, respectively. Net cash used by operating activities attributable to continuing operations was $7,309,000 for the year ended December 31, 2025, compared to $3,985,000 for the year ended December 31, 2024.

Outlook

We expect net sales to increase substantially over the next 12 months as we generate more business through our growing customer base in India and as we begin to generate business in the United States and Europe. We expect costs of sales to increase over the next 12 months in connection with the increase in net sales that we expect to generate from our SemiCab business. We expect operating expenses and net loss available to common stockholders to increase over the next 12 months as we continue to fund the growth and development of our SemiCab business.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is generated from contracts with customers. We recognize revenue when services are performed for the customer in an amount, referred to as the transaction price, that reflects the consideration to which we are expected to be entitled in exchange for those services. We determine revenue recognition utilizing the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract (promised services that are distinct); (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we transfer control of the service for each performance obligation.

Our performance obligations are established when a customer submits a purchase order notification and we accept the order. We identify performance obligations as the delivery of the requested service at the location specified in the customer’s contract and/or purchase order. Revenue from sales of services is recognized at the point in time when we transfer control to the customer, typically at the time when the services are performed in full, at which time there are no further performance obligations remaining.

Our contracts with customers consist of one performance obligation, which is the performance of services. Our contracts have no financing elements. Payment terms are generally less than 90 days and have no further contract asset or liability obligations once control of the service is transferred to the customer. Revenue is recorded in the amount of consideration we expect to receive for the sale of the service.

We utilize independent contractors and third-party carriers to perform transportation services in connection with our SemiCab business. In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, we evaluate the terms of agreements with customers and vendors to determine whether we act as principal or agent in each arrangement.

This assessment focuses on whether control of the transportation service is obtained prior to transferring the service to the customer. Based on this evaluation of the control model, we concluded that it acts as the principal and, accordingly we recognize revenue on a gross basis. In the event we act as an agent, such revenue will be recognized net of the cost of purchased transportation.

All revenue earned from contracts are presented net of discounts, allowances, and applicable taxes

Warrant Liability

We classify the Series A and B warrants issued in our December 2024 public offering as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of these warrants requires significate estimates by management derived from unobservable inputs. Deviations from these estimates could have a significant affect on our financial results.

Recent Accounting Pronouncements

In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides that a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in Accounting Standards Codification (“ASC”) 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a Variable Interest Entity (“VIE”). The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326), which provides a practical expedient for measuring expected credit losses on current receivables and contract assets arising under Topic 606, Revenue from Contracts with Customers. The ASU allows entities to assume that the macroeconomic conditions existing at the balance sheet date will remain unchanged over the remaining life of those assets. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11). The purpose of this ASU is to improve the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU also add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. The amendments in this ASU are effective for all public companies for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Comparison of the Years Ended December 31, 2025 and 2024

Net Sales

Net sales consist of sales generated by our SemiCab business. Net sales increased $4,094,000 to $4,391,000 for the year ended December 31, 2025, compared to $297,000 for the year ended December 31, 2024. The increase in net sales was due primarily to the addition of net sales generated by SMCB, which we acquired on May 2, 2025. We expect net sales to increase over the next 12 months as we generate more business through our growing customer base in India and as we begin to generate business in the United States and Europe.

Cost of Sales

Cost of sales consists primarily of freight, handling and servicing costs that we incur in connection with our SemiCab business. Cost of sales increased $5,215,000 to $5,706,000 for the year ended December 31, 2025, compared to $491,000 for the year ended December 31, 2024. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB, which we acquired on May 2, 2025. We expect costs of sales to increase over the next 12 months in connection with the increase in net sales that we expect to generate from our SemiCab business.

Operating Expenses

Operating expenses consist of selling expenses, general and administrative expenses, and impairment of goodwill.

Selling Expenses

Selling expenses consist primarily of marketing and advertising activities that we engage in from time to time in connection with our SemiCab business. Selling expenses were $4,000 for the year ended December 31, 2025. We did not incur any selling expenses for the year ended December 31, 2024. We expect selling expenses to increase substantially over the next 12 months as we being to devote more resources to marketing and advertising activities to support the growth of our SemiCab business in India, the United States and Europe.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll expenses, legal and accounting expenses, and other corporate expenses. General and administrative expenses increased $1,973,000 to $6,629,000 for the year ended December 31, 2025, compared to $4,656,000 for the year ended December 31, 2024. The increase was due primarily to increases in expenses incurred in connection with the operation of our SemiCab. We expect general and administrative expenses to increase over the next 12 months as we continue to invest in the growth and development of our SemiCab business.

Impairment of Goodwill

Impairment of goodwill consists of the expense that we incurred from the write down of the goodwill that we recorded in connection with the acquisition of substantially all of the assets of SemiCab, Inc. on July 3, 2024. We recorded impairment of goodwill of $3,592,000 for the year ended December 31, 2024. We did not record any impairment of goodwill for the year ended December 31, 2025. We do not expect to incur any write down of goodwill over the next 12 months.

Other Expenses

Other expenses consists primarily of loss on the issuance of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024, and interest expense that we incurred in connection with shares of common stock that we issued to investors in our October 2024 notes offering and other financing transactions. We incurred only a minimal amount of other expenses in connection with our SemiCab business. Other expenses decreased $3,227,000 to $7,215,000 for the year ended December 31, 2025, compared to $10,442,000 for the year ended December 31, 2024. The decrease was due primarily to decreases of $2,087,000 for the loss that we incurred in connection with the issuance and change in fair value of the Series A and Series B warrants that we sold in the public offering of securities that we completed on December 6, 2024, and $1,588,000 for non-cash interest expense that we incurred in connection with shares of common stock that we issued to investors in our various financing transactions during 2024. We expect other expenses to decrease substantially over the next 12 months.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the loss allocated to SemiCab, Inc., which owned a 20% of the outstanding membership interests of SemiCab Holdings until May 2, 2025, and Ajesh Kapoor and Vivek Sehgal, who collectively owned 20% of the outstanding membership interests of SemiCab Holdings beginning May 2, 2025. SemiCab Holdings owns our SemiCab business. We acquired our SemiCab business from SemiCab, Inc. on July 3, 2024, and, as part of the transaction, granted SemiCab, Inc. a 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $701,000 for the year ended December 31, 2025 represents the amount of loss incurred by SemiCab Holdings that was allocated to SemiCab Inc. between January 1, 2025 and May 2, 2025, and to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings between May 2, 2025 and December 31, 2025. The net loss attributable to non-controlling interest of $1,110,000 for the year ended December 31, 2024 represents the amount of loss incurred by SemiCab Holdings that was allocated to SemiCab, Inc. through its 20% membership interest in SemiCab Holdings between July 3, 2024 and December 31, 2024. We expect net loss attributable to non-controlling interest to increase over the next 12 months as we continue to invest in the development and growth of our SemiCab business.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of March 25, 2026, our cash and restricted cash balance was approximately $10,939,000.

Net cash used in operating activities attributable to continuing operations was $7,309,000 during the year ended December 31, 2025, compared to $3,985,000 during the year ended December 31, 2024. The increase of $3,324,000 was due primarily to an increase of $2,087,000 for the loss that we incurred in connection with the issuance and change in fair value of the Series A and Series B warrants that we sold in the public offering of securities that we completed on December 6, 2024, and to an increase of $3,592,000 related to the impairment of goodwill from the purchase of SemiCab, Inc recorded during the year ended December 31, 2024. This was partially offset by a decrease of $3,674,000 for loss from continuing operations.

Net cash used in investing activities attributable to continuing operations was $1,770,000 during the year ended December 31, 2025, compared to $2,175,000 during the year ended December 31, 2024. The decrease of $405,000 was due primarily to decreases of $605,000 for advances to SMCB under our loan agreement with them, $593,000 for cash received in connection with our acquisition of SMCB on May 2, 2025, and $415,000 for pre-acquisition advances to SemiCab. This was partially offset by increases of $758,000 for repurchases of shares of our common stock and $419,000 for the capitalization of internal use software costs.

Net cash provided by financing activities attributable to continuing operations was $9,686,000 during the year ended December 31, 2025, compared to $11,648,000 during the year ended December 31, 2024. The decrease of $1,962,000 was due primarily to decreases of $12,932,000 for proceeds from the sale of common stock and warrants and $2,000,000 for proceeds from the issuance of senior secured notes, net of discounts. This was partially offset by an increase of $10,213,000 for proceeds from the issuance of promissory notes and a decrease of $2,578,000 for payments of senior secured notes and debt issuance costs.

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

On August 26, 2024, we received an additional letter from the Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. We reported a stockholders’ deficit of approximately $872,000 on June 30, 2024 in that quarterly report. Pursuant to the listing rule and instructions from Nasdaq, we submitted a plan to regain compliance with the listing rule and were given an extension until November 14, 2024 to evidence compliance through a public filing.

On November 19, 2024, we filed our Quarterly Report on Form 10-Q for our fiscal quarter ended September 30, 2024 with the SEC. Therein, we reported stockholders’ equity of approximately $2,700,000. That same day we filed a Form 8-K with the SEC stating that we believed we had regained compliance with the stockholders’ equity requirement. On November 22, 2024, we received a letter from the Nasdaq indicating that, based on the Form 10-Q that we filed on November 19, 2024, the Nasdaq had determined that we were in compliance with the stockholders’ equity rule. The Nasdaq advised us that it would continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of our next periodic report, we fail to comply with the requirement, we may be subject to delisting.

On December 30, 2024, we received notice from the Nasdaq indicating that the bid price for our common stock had closed below $0.10 per share for the 13-consecutive trading day period ended December 27, 2024 and, accordingly, we would be subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) and our securities would be subject to delisting from Nasdaq unless we timely request a hearing before the Nasdaq hearings panel. On February 10, 2025, we implemented a 200-for-1 reverse stock split. On that day, the closing price of our common stock was $2.98 per share and the closing bid of our common stock remained above $1.00 for the next 10 consecutive business days.

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

On November 28, 2025, we received an additional letter from the Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2,500,000. We reported a stockholders’ equity of approximately $100,000 on September 30, 2025 in that quarterly report. Pursuant to the listing rule and instructions from Nasdaq, we submitted a plan to regain compliance with the listing rule and were given an extension until May 27, 2026 to evidence compliance through a public filing.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for the years ended December 31, 2025 and 2024, respectively, begin on page F-1 of this report located immediately after the signature page hereto. As a smaller reporting company, we are not required to provide supplementary financial information.

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

As of December 31, 2025, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2025, due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2025:

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

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at December 31, 2025 and 2024, and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2025 and 2024.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three-month period ended December 31, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Gary Atkinson	43	Chief Executive Officer, Secretary and Chairman of the Board of Directors
Alex Andre	51	Chief Financial Officer and General Counsel
Bernardo Melo	49	Director
Harvey Judkowitz	81	Director
Ajesh Kapoor	59	Director
Scott Thorn	46	Director
Kapil Gupta	58	Director

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) AI technology and freight, logistics and distribution industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; and (vi) experience as a board member of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for these board members below.

The principal occupations and business experience of our current directors are as follows:

Gary Atkinson has served as our Chief Executive Officer since May 2012, as our Secretary since January 2008, and as a member of our board of directors since August 2022. Prior to that, Mr. Atkinson served as our Interim Chief Executive Officer from November 2009 to May 2012 and as our General Counsel from January 2008 to November 2009. Mr. Atkinson is a licensed attorney in Florida and Georgia. He graduated from the University of Rochester with a bachelor’s degree in economics and received a Juris Doctorate and Masters in Business Administration from Case Western Reserve University School of Law and Weatherhead School of Management.

We believe that Mr. Atkinson is qualified to serve on our board of directors because of his strong leadership, business acumen and analytical skills along with his extensive experience with capital markets.

Bernardo Melo has served as a member of our board of directors since July 2022. He has also served as our Chief Revenue Officer from April 2022 to August 2025 and as our Vice President of Global Sales and Marketing from 2008 to April 2022. He has also served as a member of our board of directors since July 2022. Prior to that, Mr. Melo held dual roles with us managing the operations, licensing and sales of the music division while concentrating on hardware sales for the Latin America and Canadian market as well as key U.S. accounts such as Walmart.

We believe that Mr. Melo is qualified to serve as a member of our board of directors because of his substantial sales and marketing expertise.

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

Ajesh Kapoor has served as the Chief Executive Officer of SemiCab Holdings, a subsidiary of ours that owns and operates our SemiCab AI logistics and distribution business, since July 2024 and is the Founder and Chief Executive Officer of SemiCab, Inc., a company that he founded in July 2018 that previously owned our SemiCab AI logistics and distribution business. He has also served as a member of our board of directors since May 2025. From April 2015 to July 2018, Mr. Kapoor served as the Vice President of Product Management of GT Nexus, a division of Infor, the world’s largest cloud-based B2B multi-enterprise network and execution platform for global trade and supply chain management, and from April 2012 to March 2015, served as a Senior Director of GT Nexus. Earlier in his career, Mr. Kapoor served as Global Head of Supply Chain Advisory Services of the Retail, CPG and Transportation Industry segments of Wipro Technologies, a multi-national technology company that provides information technology, consulting and business process services. He was also the Co-Founder and Chief Technology Officer of GEOCOMtms, a division of Blue Yonder Group, Inc. that provides optimization software to manage multiple-stop daily delivery fleet routing and scheduling. Mr. Kapoor received a BE in Mechanical Engineering from the Indian Institute of Technology, Roorkee, an MBA from Panjab University, and an MS in Operations Research from the Georgia Institute of Technology.

We believe that Mr. Kapoor is qualified to serve a member of our board of directors because of his extensive logistics and supply chain technology innovation and leadership experience.

Scott Thorn has served as a member of our board of directors since October 2025. Mr. Thorn has served as the President and Chief Operating Officer of InvitedHome, a leading luxury hospitality and real estate services company operating in premier U.S. ski destinations, since October 2024. Prior to that, he served as the Co-Founder and Chief Strategy Officer of Open Book Extracts, a cGMP-certified manufacturer of premium federally legal hemp-derived cannabinoid ingredients and wellness products, from February 2019 to October 2024. Earlier in his career, Scott served as a Managing Director of Douglas Wilson Companies, a leading provider of specialized business, receivership, and real estate services.

We believe that Mr. Thorn is qualified to serve as a member of our board of directors because of his substantial experience as a strategic thought leader executing aggressive business and revenue growth strategies for early-stage, high-growth companies.

Kapil Gupta has served as a member of our board of directors since October 2025. Mr. Gupta is a seasoned global technology and business leader with more than 20 years of experience driving innovation, operational excellence, and large-scale digital transformation across the public and private sectors. He has served as the Service Line Leader for Application Operations – Public Markets (US) at IBM, a global technology innovator, since April 2025. He has also served as a Project Executive for California’s Medicaid Program since May 2017. Earlier in his career, Mr. Gupta held senior leadership roles at Cambridge Solutions, a leading provider of software solutions for supply chain, purchasing, and performance management, and Talisma Corporation, a leading provider of a digital customer engagement platform, and served as a Manager at KPMG LLP, a leading global provider of audit, tax, and advisory services.

We believe that Mr. Gupta is qualified to serve as a member of our board of directors because of his extensive experience as a global technology leader offering deep technical expertise and strategic business acumen.

Nomination of Directors

Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things: (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (iii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director.

When evaluating potential candidates for director, the Nominating Committee considers the entirety of each candidate’s credentials. Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of our board of directors. However, at a minimum, candidates for director must possess:

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

Committees of the Board of Directors

Our Board has established an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each of these committees operates pursuant to a formal written charter. The charters for these committees, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at https://algoholdings.com/governance.

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board has determined that each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meet the independence requirements under the Nasdaq’s current listing standards and each member is free of any relationship that would interfere with his individual exercise of independent judgment.

Audit Committee

The members of our Audit Committee are Messrs. Judkowitz, Thorn, and Gupta. Mr. Judkowitz serves as the Chairman of our Audit Committee. Each of Messrs. Judkowitz, Thorn, and Gupta is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq applicable to audit committee members. Our board of directors has determined that Mr. Judkowitz qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq.

Our Audit Committee has the responsibility for, among other things: (i) selecting, retaining and overseeing our independent registered public accounting firm, (ii) obtaining and reviewing a report by independent auditors that describe the accounting firm’s internal quality control, and any materials issues or relationships that may impact the auditors, (iii) reviewing and discussing with the independent auditors standards and responsibilities, strategy, scope and timing of audits, any significant risks, and results, (iv) ensuring the integrity of our financial statements, (v) reviewing and discussing with our independent auditors any other matters required to be discussed by PCAOB Auditing Standard No. 1301, (vi) reviewing, approving and overseeing any transaction between us and any related person and any other potential conflict of interest situations, (vii) overseeing our internal audit department, (viii) reviewing, approving and overseeing related party transactions, and (ix) establishing and overseeing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee charter can be found online at https://algoholdings.com/governance.

Compensation Committee

The members of our Compensation Committee are Messrs. Judkowitz, Thorn and Gupta. Mr. Judkowitz serves as the Chairman of our Compensation Committee. Each of Messrs. Judkowitz, Thorn and Gupta is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq applicable to compensation committee members. Our Compensation Committee has the responsibility for, among other things: (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management compensation information and related information to be included in this report and proxy statements, and (v) reviewing and recommending to the board of directors for approval procedures relating to say on pay votes. The Compensation Committee charter can be found online at https://algoholdings.com/governance.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Judkowitz, Gupta and Thorn. Mr. Thorn serves as the Chairman of our Nominating and Corporate Governance Committee. Each of Messrs. Judkowitz, Gupta and Thorn is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq applicable to nominating committee members. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things: (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (iii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director. The Nominating and Corporate Governance Committee charter can be found online at https://algoholdings.com/governance.

Executive Officers

Gary Atkinson has served as our Chief Executive Officer since May 2012, as our Secretary since January 2008, and as a member of our board of directors since August 2022. His background appears above under “ – Board of Directors”.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. Our Code of Ethics is available on our website at https://algoholdings.com/governance.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2024 were timely filed by the officers, directors, and security holders required to file such forms, with the exception of the following: (i) Harvey Judkowitz failed to file a Form 4 for the receipt of a stock option for 19,532 shares of our common stock and a restricted stock award for 19,532 shares of our common stock on November 20, 2025; (ii) Bernardo Melo failed to file a Form 4 for the receipt of a stock option for 39,063 shares of our common stock and a restricted stock award for 19,532 shares of our common stock on November 20, 2025; (iii) Scott Thorn failed to file a Form 4 for the receipt of a stock option for 39,063 shares of our common stock and a restricted stock award for 19,532 shares of our common stock on November 20, 2025, and (iv) Kapil Gupta failed to file a Form 4 for the receipt of a stock option for 39,063 shares of our common stock and a restricted stock award for 19,532 shares of our common stock on November 20, 2025. Messrs. Judkowitz, Melo and Thorn each subsequently filed a Form 4 to disclose these transactions.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the compensation earned by or paid to our named executive officers during our fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year / Period	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Gary Atkison	2025	215,000	132,500	-0-	-0-	5,800	353,300
Chief Executive Officer	2024	215,000	32,250	-0-	-0-	6,285	253,535
Alex Andre (3)	2025	244,000	-0-	66,000	66,000	6,200	382,200
Chief Financial Officer & General Counsel
Richard Perez (4)	2025	27,000	44,000	-0-	-0-	-0-	71,000
Chief Financial Officer	2024	174,596	-0-	-0-	-0-	-0-	174,596
Bernardo Melo (5)	2025	124,000	221,000	-0-	-0-	5,800	350,800
Chief Revenue Officer	2024	215,000	57,552	-0-	-0-	10,902	283,454

(1)	Represents the grant date fair value of the awards calculated in accordance with ASC Topic 718, Compensation – Stock Compensation. A summary of the assumptions made in the valuation of these awards is provided in our consolidated financial statements beginning on page F-1 of this report.

(2)	Consists of 401(k) matching contributions that we made during the respective years.

(3)	Mr. Andre was appointed as our Chief Financial Officer and General Counsel on February 13, 2025.

(4)	Mr. Perez was appointed as our Chief Financial Officer on January 3, 2024 and was terminated as our Chief Financial Officer on February 13, 2025.

(5)	Mr. Melo was terminated as our Chief Revenue Officer effective August 1, 2025.

Outstanding Option and Stock Awards

The following table sets forth information with respect to outstanding grants of options to purchase our common stock under stock option awards issued to the named executive officers as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary Atkinson	8	-0-	N/A	1,440	3/31/26	N/A	N/A	N/A	N/A
	17	-0-	N/A	2,820	5/3/27	N/A	N/A	N/A	N/A
	67	-0-	N/A	800	5/24/32	N/A	N/A	N/A	N/A
	8	-0-	N/A	1,730	8/16/32	N/A	N/A	N/A	N/A

Alex Andre	23,818	-0-	N/A	$2.78	2/13/35	23,818	N/A	N/A	$24,056

Lionel Marquis	3	-0-	N/A	1,440	3/31/26	N/A	N/A	N/A	N/A
	8	-0-	N/A	2,820	5/3/27	N/A	N/A	N/A	N/A
	50	-0-	N/A	800	5/24/32	N/A	N/A	N/A	N/A
	5	-0-	N/A	1,730	8/16/32	N/A	N/A	N/A	N/A

Bernardo Melo	4	-0-	N/A	1,020	6/30/25	N/A	N/A	N/A	N/A
	17	-0-	N/A	1,920	8/10/26	N/A	N/A	N/A	N/A
	33	-0-	N/A	2,820	5/3/27	N/A	N/A	N/A	N/A
	8	-0-	N/A	1,320	12/25/31	N/A	N/A	N/A	N/A
	50	-0-	N/A	800	5/24/32	N/A	N/A	N/A	N/A
	5	-0-	N/A	1,730	8/16/32	N/A	N/A	N/A	N/A

Employment Agreements

Effective April 22, 2022, we entered into employment agreements with Gary Atkinson to serve as our Chief Executive Officer and Bernardo Melo to serve as our Chief Revenue Officer. The agreements are for a term of three years with automatic renewals for successive one-year terms, unless either party provides notice of its intention not to extend. As compensation for their service as executives, the executives will each receive: (i) a base salary per annum of $215,000 that automatically increases to $225,000 on the first anniversary of the effective date; (ii) eligibility to earn an annual bonus; and (iii) eligibility to participate in our 2022 Equity Incentive Plan, or any successor plan.

In the event the employment of the executives is terminated by us without “Cause” or by the executives for “Good Reason” (as each such defined in the employment agreements), Messrs. Atkinson and Melo will receive severance in a lump sum payment equal to two times the sum of the executive’s base salary and annual bonus for the year in which the termination occurs. The employment agreements also provide for payments to the executive of certain amounts in the event of the executive’s death or disability (as defined in the employment agreements).

Mr. Melo was terminated as our Chief Revenue Officer effective August 1, 2025.

Effective February 13, 2025, we entered into an employment agreement with Alex Andre to serve as our Chief Financial Officer and General Counsel. The agreement is for a term of three years with automatic renewals for successive one-year terms, unless either party provides at least 90 days’ notice of its intention not to extend.

Under the terms of the agreement, we agreed to pay Mr. Andre an annual base salary of $275,000 which automatically increases to $300,000 on the six-month anniversary of the effective date. Mr. Andre is eligible to receive an annual bonus of up to 30% of his annual base salary. Mr. Andre received a non-qualified stock option to purchase 23,818 shares of our common stock and a restricted stock award for 23,818 shares of our common stock on February 13, 2025. The option has a ten-year term, subject to any earlier termination following cessation of Mr. Andre’s service with us, and an exercise price per share equal to the closing price of our common stock as reported by the Nasdaq on February 13, 2025. The restricted stock award and option vest over four years as follows: (a) 25% of the shares underlying the restricted stock award and option shall vest on the first anniversary of the grant date; and (b) six and one-quarter percent (6.25%) of the shares underlying the restricted stock award and option shall vest each quarter thereafter, subject to Mr. Andre’s continued service with us through each applicable vesting date.

On February 23, 2026, we entered into an amended and restated employment agreement with Gary Atkinson to continue serving as our Chief Executive Officer. The agreement supersedes and replaces the employment agreement that we entered into with Mr. Atkinson on April 22, 2022. The agreement is for a term of three years with automatic renewals for successive one-year terms, unless either party provides at least 90 days’ notice of its intention not to extend.

Under the terms of the agreement, we agreed to pay Mr. Atkinson an annual a base salary of $360,000 per year. Mr. Atkinson has the right to earn an annual bonus of up to 50% of the base salary, of which amount 50% will be subject to his continued employment with us and the remaining 50% will be subject to the satisfaction of certain performance objectives. Mr. Atkinson also has the right to receive a bonus if, and each time, a change of control occurs during the term of his employment in a lump sum payment equal to his base salary and annual bonus for the year in which the change of control occurs.

Pursuant to the terms of the Agreement, on February 23, 2026, we granted Mr. Atkinson a stock option to purchase 740,597 shares of our common stock under the 2022 Plan. The stock option has an exercise price per share of $1.84 and vests in equal quarterly installments over a period of four years commencing on February 23, 2026.

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

Director Compensation

The following table sets forth all compensation earned or paid to our directors who served during all or a portion of the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Harvey Judkowitz	34,250	21,000	25,000	80,250
Gary Atkinson	-0-	-0-	-0-	0
Ajesh Kapoor (2)	-0-	-0-	-0-	0
Bernardo Melo	-0-	42,000	25,000	67,000
Scott Thorn (3)	9,750	42,000	25,000	76,750
Kapil Gupta (3)	9,250	42,000	25,000	76,250
Mathieu Peloquin (3)	19,000	-0-	-0-	19,000
Jay Foreman (4)	20,500	-0-	-0-	20,500
Joe Kling (5)	19,500	-0-	-0-	19,500

(1)	Represents the grant date fair value of the awards calculated in accordance with ASC Topic 718, Compensation – Stock Compensation. A summary of the assumptions made in the valuation of these awards is provided in our consolidated financial statements beginning on page F-1 of this report.

(2)	Mr. Kapoor was appointed to our board of directors on May 19, 2025.

(3)	Messrs. Thorn and Gupta were appointed to our board of directors on October 6, 2025, and Mr. Peloquin resigned from our board of directors on October 6, 2025.

(4)	Mr. Foreman resigned from our board of directors on November 14, 2025.

(5)	Mr. Kling resigned from our board of directors on August 21, 2025.

Prior to May 28, 2025, we compensated the non-employee members of our board of directors as follows:

●	An annual cash payment of $15,000 for each completed full year of service or prorated for a partial year.

●	An annual stock grant of stock equivalent in value to $10,000 for each completed full year of service or prorated for a partial year. The stock price at grant will be determined at the closing price on the day of the annual stockholder meeting.

●	A $1,000 fee for each board meeting and annual meeting attended. Committee meetings and telephone board meetings will be compensated for with a $500 fee.

●	All expenses are reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

On May 28, 2025, our board of directors approved a new director compensation policy pursuant to which we compensate the non-employee members of our board of directors as follows:

●	An annual cash retainer of $25,000, payable in quarterly installments on the first day of each quarter in advance of service for such quarter.

●	An annual grant of a restricted stock award with a value at the time of issuance of $25,000.

●	An annual grant of a stock option with a value at the time of issuance of $25,000.

●	An annual cash retainer of $5,000 for each committee of the board of directors upon which the board member serves, payable in quarterly installments on the first day of each quarter in advance of service for such quarter.

●	An initial grant of a stock option with a value at the time of issuance of $25,000 for each individual who becomes a non-employee director due to either: (i) the initial appointment or election to the board of directors, or (ii) a change in status that the board of directors determines results in a previously ineligible director qualifying as a non-employee director.

●	All expenses are reimbursed for attending board, committee and annual meetings or when their presence at a location away from home is requested.

On February 23, 2026, our board of directors amended the director compensation policy to provide that, with respect to the annual grants of a restricted stock award and a stock option each having a value at the time of issuance of $25,000, non-employee directors would instead be given an annual grant of equity having a value at the time of issuance of $50,000 and that they would have the right to choose what amount, if any, they would like to receive in the form of a restricted stock award and/or a stock option.

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

Clawback Policy

Our Board has adopted a clawback policy relating to recovery of erroneously awarded compensation that complies with the Nasdaq clawback rules which are required by SEC Rule 10D-1. Under this policy, in the event that we are required to prepare an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, the policy requires that the administrator of the policy, to the extent legally permitted and pursuant to the terms of the policy, recover from current and former Section 16 officers any incentive-based compensation, as defined in Nasdaq’s clawback rules, received by such officers that exceeds the amount of incentive-based compensation that otherwise would have been received had such incentive based compensation been determined according to the applicable accounting restatement. A copy of our clawback policy is attached hereto as Exhibit 97.

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

We are committed to maintaining transparency in our executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We regularly review our policies and practices related to equity awards to ensure that they meet the evolving standards of corporate governance and continue to serve the best interests of us and our stockholders.

During the year ended December 31, 2025, no securities were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of March 27, 2026, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

The beneficial owners and number of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 27, 2026 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated and subject to community property laws where applicable, we believe that each person or entity named below has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o Algorhythm Holdings, Inc., 6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Gary Atkinson (2)	46,447	*
Alex Andre (3)	45,873	*
Bernardo Melo (4)	29,635	*
Harvey Judkowitz (5)	31,156	*
Ajesh Kapoor	128,762	*
Scott Thorn (6)	29,298	*
Kapil Gupta (7)	29,298	*
All officers and directors as a group (7 persons)	340,469	2.3%

* Less than one percent.

(1) This table has been prepared based on 14,651,665 shares of our common stock outstanding on March 27, 2026.

(2) Includes 46,388 shares of common stock underlying stock options issued under the 2022 Plan.

(3) Includes a restricted stock award for 23,818 shares of common stock for which Mr. Andre holds the voting rights and 22,055 shares of common stock underlying stock options, all of which were issued under the 2022 Plan.

(4) Includes a restricted stock award for 9,766 shares of common stock for which Mr. Melo holds the voting rights and 19,768 shares of common stock underlying stock options, all of which were issued under the 2022 Plan.

(5) Includes a restricted stock award for 9,766 shares of common stock for which Mr. Judkowitz holds the voting rights and 9,795 shares of common stock underlying stock options, all of which were issued under the 2022 Plan.

(6) Includes a restricted stock award for 9,766 shares of common stock for which Mr. Thorn holds the voting rights and 19,532 shares of common stock underlying stock options, all of which were issued under the 2022 Plan.

(7) Includes a restricted stock award for 9,766 shares of common stock for which Mr. Gupta holds the voting rights and 19,532 shares of common stock underlying stock options, all of which were issued under the 2022 Plan.

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

The number of shares of common stock that was initially available for issuance under the plan was 1,167 shares of common stock. On the first day of each of our fiscal years thereafter, this number is increased by the lesser of: (i) five percent of the number of shares of our common stock that were outstanding on the last day of our immediately preceding fiscal year, calculated on a fully diluted, (ii) 167 shares, and (iii) such lesser number as our board of directors may determine. Any shares of common stock underlying awards that lapse, terminate, expire prior to exercise, are canceled or are forfeited are added to the number of shares of commons stock available for issuance under the plan.

On November 20, 2025, the plan was amended to provide that the number of shares of common stock available for issuance under the plan is 5,000,000 and that, commencing January 1, 2025, on the first day of each of our fiscal years thereafter, this number will be increased by the lesser of: (i) 15% of the outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, or (ii) an amount determined by the board of directors, provided that any shares from any such increases in previous years that are not actually issued shall continue to be available for issuance under the plan.

Accordingly, as of December 31, 2025, there were 5,000,000 shares of common stock authorized for issuance under the plan. Of this amount, awards representing 283,666 shares of common stock were outstanding as of December 31, 2025 and 4,716,334 shares remained available for issuance as of December 31, 2025. On January 1, 2026, the number of shares available for issuance under the plan increased to 5,750,000 in accordance with the terms of the plan.

The following table summarizes our equity compensation plan information as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	1,319,229	$10	4,716,334
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	1,319,229	$10	4,716,334

Item 13. Certain Relationships and Related Transactions, and Director Independence.

A transaction may be a related person transaction if any of our directors, executive officers, owners of more than five percent of our common stock, or their immediate family were involved in a transaction in which we were or are to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at the end of our last two completed fiscal years. We engaged in the following related persons transactions since the beginning of our last fiscal year.

Regalia Ventures Stock Transactions

On November 20, 2023, we entered into a stock purchase agreement with Regalia Ventures pursuant to which we sold 5,495 shares of our common stock to Regalia Ventures at a purchase price of $182 per share. Net proceeds from the transaction were approximately $950,000, net of transaction fees of approximately $50,000. On November 1, 2024, we entered into a stock repurchase agreement with Regalia Ventures pursuant to which we agreed to repurchase the 5,495 shares for $472,527. On February 18, 2025, the date of the closing of the transaction, we issued a promissory note to Regalia Ventures in the amount of $472,527. On February 27, 2025, we paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who served as a member of our board of directors until November 14, 2025.

Stingray Group Stock Transactions

On November 20, 2023, we entered into a stock purchase agreement with Stingray Group pursuant to which we sold 5,495 shares of our common stock to Stingray Group at a purchase price of $182 per share. Net proceeds from the transaction were approximately $950,000, net of transaction fees of approximately $50,000. On December 3, 2024, we entered into a stock repurchase agreement with Stingray Group pursuant to which we agreed to repurchase the 5,495 shares for $285,714. We agreed to issue a promissory note to Stingray Group in the principal amount of the purchase price of the shares at the closing of the transaction. On February 18, 2025, the date of the closing of the transaction, we issued a promissory note to Stingray Group in the amount of $285,714. On April 3, 2025, we paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of our board of directors until October 6, 2025.

Stingray Holdings Music Subscription Agreement

We have a music subscription sharing agreement with Stingray Group under which we generated music subscription revenue of $64,000 and $780,000 during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had $0 and $212,000, respectively, due from Stingray Group for music subscription reimbursement. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of our board of directors until October 6, 2025. This revenue was included in net loss from discontinued operations on our consolidated statements of operations for the years ended December 31, 2025 and 2024, and the accounts receivable was included in current assets of discontinued operations in our consolidated balance sheets as of December 31, 2024.

SMCB

VIE Analysis

We determined that SMCB, which was a subsidiary of SemiCab, Inc. until SemiCab Holdings acquired it on May 2, 2025, was a VIE as we provided financial support to SMCB. While not contractually obligated, SMCB relied on our reimbursement of certain costs under a intercompany services agreement (“MSA”) whereby SMCB agreed to provide IT software development services to us. In exchange, under the MSA, we granted intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2025. As a result of this relationship and the financial support provided by us under the loan agreement described below, SMCB has been determined to be a VIE prior to May 2, 2025.

We further determined that were are not the primary beneficiary of SMCB because we did not have the power to direct or control SMCB’s significant activities related to its business prior to May 2, 2025. Accordingly, we have not consolidated SMCB’s results of operations and financial position prior to May 2, 2025 in our consolidated financial statements.

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

At December 31, 2024, a total of $1,140,000 was outstanding under the loan agreement. During the period beginning January 1, 2025 and ending May 2, 2025, the date we acquired 99.99% of the equity shares of SMCB, we made advances to SMCB in the amount of $1,172,000. During the same period, SMCB charged $304,000 for services to us that were performed under the MSA, which charges offset amounts due under the loan with SMCB. As a result, as of May 2, 2025, a total of $2,008,000 of loans were outstanding under the loan agreement, and a total of $492,000 remained available for future borrowings under the loan agreement as of May 2, 2025. As of May 2, 2025, SMCB had not made any interest payments due under the loan agreement. As a result, the loans were in default as of May 2, 2025.

On May 2, 2025, the loan payable of $2,008,000 of SMCB and our loan receivable of $2,008,000 were eliminated in consolidation. As a result, no such loans payable and loans receivable were outstanding on our condensed consolidated balance sheet at June 30, 2025. Also on May 2, 2025, revenue generated by SMCB for services performed by SMCB under the MSA of $304,000 and expenses for us for services performed by SMCB under the MSA of $304,000 during the period commencing January 1, 2025 and ending May 2, 2025 were eliminated in consolidation on May 2, 2025. As a result, no such revenue and expenses were reflected on our consolidated statements of operations for the years ended December 31, 2025 and 2024.

Sale of Singing Machine to Stingray USA

On August 1, 2025, we entered into an asset purchase agreement with Stingray USA, a related party and subsidiary of the Stingray Group, pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with our Singing Machine business for $500,000. The transaction closed on August 1, 2025. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of our board of directors until October 6, 2025. The gain on sale that we recognized in connection with the completion of this transaction was included in net gain (loss) from discontinued operations on our consolidated statements of operations for the years ended December 31, 2025 and 2024.

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

Item 14. Principal Accountant Fees and Services.

Fees and Services

M&K CPAs PLLC has served as our independent registered public accounting firm since October 6, 2025. Berkowitz Pollack Brant, Advisors + CPAs served as our independent registered public accounting firm for the period commencing June 2, 2025, and ending October 6, 2025. CBIZ CPAs P.C. served as our independent registered public accounting firm for the period commencing April 25, 2025, and ending June 2, 2025. Marcum LLP served as our independent registered public accounting firm for the year ended December 31, 2024 and continuing through April 25, 2025. We paid audit fees of $32,000 to M&K CPAS PLLC for services performed during the year ended December 31, 2025. We paid audit fees of $25,000 to Berkowitz Pollack Brant, Advisors + CPAs for services performed during the year ended December 31, 2025. We paid audit fees of $37,000 to CBIZ CPAs P.C. for services performed during the year ended December 31, 2025. We paid audit fees of $50,000 and $483,000 to Marcum LLP for services performed during the years ended December 31, 2025 and 2024, respectively.

Fees	2025	2024
Audit fees	$144,000	$483,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total fees	$144,000	$483,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following consolidated financial statements and reports of our independent registered public accounting firms are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

●	Report of Independent Registered Public Accounting Firm (PCAOB ID: 2738).

●	Report of Independent Registered Public Accounting Firm (PCAOB ID: 688).

●	Consolidated Balance Sheets at December 31, 2025 and 2024.

●	Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024.

●	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2025 and 2024.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024.

●	Notes to Consolidated Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the consolidated financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated June 11, 2024, by and among Algorhythm Holdings, Inc., SemiCab, Inc. and SemiCab Holdings, LLC (incorporated by reference to Exhibit 2.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 12, 2024).

2.2	Amendment No. 1 to Asset Purchase Agreement dated July 1, 2024, by and among Algorhythm Holdings, Inc., SemiCab, Inc. and SemiCab Holdings LLC (incorporated by reference to Exhibit 2.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 5, 2024).

3.1	Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on February 15, 1994 and amendments through April 14, 1999 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings, Inc.’s Registration Statement on Form SB-2 filed with the SEC on March 7, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on September 29, 2000 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings, Inc.’s Quarterly Report on Form 10-QSB for the period ended September 30, 1999 filed with the SEC on November 14, 2000).

3.3	Corrected Certificate of Amendment to Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on March 27, 2001 (incorporated by reference to Exhibit 3.13 in Algorhythm Holdings, Inc.’s Registration Statement on Form SB-2 filed with the SEC on April 11, 2001).

3.4	Corrected Certificate of Amendment to Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on April 4, 2001 (incorporated by referenced to Exhibit 3.12 in Algorhythm Holdings, Inc.’s Registration Statement on Form SB-2 filed with the SEC on April 11, 2001).

3.5	Certificate of Correction to Corrected Certificate of Amendment to Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on April 20, 2001 (incorporated by reference to Algorhythm Holdings, Inc.’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.6	Certificate of Amendment to the Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on January 27, 2006 (incorporated by reference to Algorhythm Holdings, Inc.’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.7	Certificate for Renewal and Revival of Charter of Algorhythm Holdings, Inc. filed with Delaware Secretary of State on September 25, 2012 (incorporated by reference to Algorhythm Holdings, Inc.’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

3.8	Certificate of Amendment of Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on May 19, 2022 (incorporated by reference to Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.9	Amended By-Laws of Algorhythm Holdings, Inc. (incorporated by reference to Exhibit 3.14 in Algorhythm Holdings, Inc.’s Transition Report on Form 10-KTSB for the year ended March 31, 2001 filed with the SEC on June 29, 2001).

3.10	Certificate of Amendment of Certificate of Incorporation of Algorhythm Holdings, Inc. dated August 27, 2024 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 6, 2024).

3.11	Amendment No. 1 to Amended By-laws of Algorhythm Holdings, Inc., effective October 18, 2024 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 21, 2024).

3.12	Certificate of Amendment to the Certificate of Incorporation of Algorhythm Holdings, Inc. filed with the Delaware Secretary of State on January 14, 2025 (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 17, 2025).

4.1	Description of Securities (incorporated by reference to Algorhythm Holdings, Inc.’s Transition Report on Form 10-KT filed with the SEC on July 14, 2022).

10.1	Lease, dated July 31, 2011, by and between Algorhythm Holdings, Inc. and Lakeside IV, LLC (incorporated by reference to Algorhythm Holdings, Inc.’s Current Report on Form 10-KT filed with the SEC on June 29, 2011).

10.2+	The Singing Machine 2022 Equity Incentive Plan (incorporated by reference to Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on April 18, 2022).

10.3	Form of Indemnification Agreement to be entered into with Algorhythm Holdings, Inc. and each of its officers and directors (incorporated by reference to Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2022).

10.4	Loan Agreement, dated March 28, 2024, by and between Algorhythm Holdings, Inc. and Oxford Commercial Finance (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.5	Revolving Credit Note, dated March 28, 2024, issued by Algorhythm Holdings, Inc. in favor of Oxford Commercial Finance (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.6	Security Agreement, dated March 28, 2024, by and between Algorhythm Holdings, Inc. and Oxford Commercial Finance (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.7	Operating Agreement, dated July 3, 2024, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 12, 2024).

10.8	At-The-Market Issuance Sales Agreement, dated June 26, 2024, by and between Algorhythm Holdings, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 1.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2024).

10.9	Amendment to At-The-Market Issuance Sales Agreement, dated July 8, 2024, by and between Algorhythm Holdings, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 9, 2024).

10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.11	Form of Original Issue Discount Senior Secured Note (incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.12	Form of Guarantee (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on October 24, 2024).

10.13	Stock Repurchase Agreement, dated November 1, 2024, by and between Algorhythm Holdings, Inc. and Regalia Ventures, LLC (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 7, 2024).

10.14	Stock Repurchase Agreement, dated December 3, 2024, by and between Algorhythm Holdings, Inc. and Stingray Group, Inc. (incorporated by reference to Exhibit 10.3 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.15	Form of Series A Warrant, dated December 4, 2024 (incorporated by reference to Exhibit 4.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.16	Form of Series B Warrant, dated December 4, 2024 (incorporated by reference to Exhibit 4.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.17	Form of Pre-Funded Warrant, dated December 4, 2024 (incorporated by reference to Exhibit 4.3 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.18	Form of Securities Purchase Agreement, dated December 4, 2024 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.19	Placement Agency Agreement, dated December 4, 2024, between Algorhythm Holdings, Inc. and Univest Securities, LLC (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

10.20	Form of Securities Purchase Agreement dated December 17, 2024 (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

10.21	Placement Agency Agreement, dated December 17, 2024, between Algorhythm Holdings, Inc. and Univest Securities, LLC (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2024).

10.22+	Employment Agreement, dated February 12, 2025, between Algorhythm Holdings, Inc. and Alex Andre (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 18, 2025).

10.23	Stock Option, dated February 13, 2025, issued by Algorhythm Holdings, Inc. to Alex Andre (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 18, 2025).

10.24	Restricted Stock Award, dated February 13, 2025, issued by Algorhythm Holdings, Inc. to Alex Andre (incorporated by reference to Exhibit 10.3 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 18, 2025).

10.25

Equity Purchase Agreement, dated May 2, 2025, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 8, 2025).

10.26

Promissory Note, dated May 2, 2025, issued by Algorhythm Holdings, Inc. in favor of SemiCab, Inc. (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 8, 2025).

10.27	Amended and Restated Limited Liability Company Agreement of SemiCab Holdings, LLC, dated May 2, 2025, by and among Algorhythm Holdings, Inc., SemiCab Holdings, LLC, Ajesh Kapoor and Vivek Sehgal (incorporated by reference to Exhibit 10.3 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 8, 2025).

10.28‡	Asset Purchase Agreement, dated August 1, 2025, by and among Algorhythm Holdings, Inc., The Singing Machine Company, Inc. and Stingray Music USA, Inc. (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2025).

10.29	Securities Purchase Agreement, dated August 21, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2025).

10.30	Secured Pre-Paid Purchase #1, dated August 21, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2025).

10.31	Security Agreement, dated August 21, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2025).

10.32	Guaranty, dated August 21, 2025, by and among SemiCab Holdings, LLC, SMCB Solutions Private Limited, and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2025).

10.33	Secured Pre-Paid Purchase #2, dated November 13, 2025, by and between Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.6 in Algorhythm Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2025).

10.34	Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, LLC, Lakeside Bank and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.7 in Algorhythm Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2025).

10.35	Guaranty, dated November 13, 2025, issued by RIME Holdings, LLC for the benefit of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.8 in Algorhythm Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2025).

10.36+	Amendment to the Algorhythm Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 26, 2025).

10.37	Secured Pre-Paid Purchase #3, dated December 19, 2025, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 29, 2025).

10.38	Secured Pre-Paid Purchase #4, dated February 17, 2026, by and among Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.39	Guaranty, dated February 17, 2026, issued by RIME Holdings, LLC for the benefit of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2026).

10.40+	Amended and Restated Employment Agreement, dated February 23, 2026, by and between Algorhythm Holdings, Inc. and Gary Atkinson (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.41	Stock Option, dated February 23, 2026, by and between Algorhythm Holdings, Inc. and Gary Atkinson (incorporated by reference to Exhibit 10.2 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2026).

19.1*	Algorhythm Holdings, Inc. Insider Trading Policy

21.1*	List of subsidiaries of Algorhythm Holdings, Inc.

23.1*	Consent of M&K CPAS PLLC

23.2*	Consent of M&K CPAS PLLC

23.3*	Consent of M&K CPAS PLLC

23.4*	Consent of Marcum LLP

31.1*	Certification of Gary Atkinson, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Alex Andre, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

97	Algorhythm Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97 in Algorhythm Holdings, Inc.’s Transition Report on Form 10-KT filed with the SEC on April 15, 2024).

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Compensatory plan or arrangement

‡ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Algorhythm Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: April 1, 2026	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2026	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Algorhythm Holdings, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Atkinson	Chief Executive Officer and Director	April 1, 2026
Gary Atkinson	(Principal Executive Officer)

/s/ Alex Andre	Chief Financial Officer and General Counsel	April 1, 2026
Alex Andre	(Principal Financial Officer)

/s/ Harvey Judkowitz	Director	April 1, 2026
Harvey Judkowitz

/s/ Bernardo Melo	Director	April 1, 2026
Bernardo Melo

/s/ Ajesh Kapoor	Director	April 1, 2026
Ajesh Kapoor

/s/ Scott Thorn	Director	April 1, 2026
Scott Thorn

/s/ Kapil Gupta	Director	April 1, 2026
Kapil Gupta

Algorhythm Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Algorhythm Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Algorhythm Holdings, Inc. (the Company) as of December 31, 2025, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Algorhythm Holdings, Inc. as of December 31, 2024 were audited by other auditors whose report dated April 15, 2025 expressed an unqualified opinion on those statements.

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the discontinued operations reclassifications related to the disposition of the Singing Machine business, as described in Notes 19, and the retrospective adjustments to share and per share data as a result of the reverse stock split, as described in Note 11 as well as the change to the segment information described in Note 15 as a result of the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 3, the Company suffered a net loss from operations and has an accumulated deficit for the year ended December 31, 2025.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2025

The Woodlands, TX

April 1, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Algorhythm Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Algorhythm Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the adjustments to retrospectively adjust share and per share amounts for the reverse split as described in Note 1, and to reclassify the operations of the sold Singing Machine business as discontinued operations as described in Notes 2 and 19 and segment information as described in Note 15, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively adjust share and per share amounts for the reverse split as described in Note 1, and to reclassify the operations of the sold Singing Machine business as discontinued operations as described in Notes 2 and 19 and segment information as described in Note 15, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by M&K CPAs, PLLC.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor from 2023 through April 2025.

Philadelphia, Pennsylvania

April 15, 2025

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets

Current Assets
Cash	$1,632,000	$7,233,000
Restricted cash	4,514,000	-
Accounts receivable, net of allowances of $113,000 and $127,000, respectively	1,061,000	121,000
Accounts receivable, related party	-	701,000
Prepaid expenses and other current assets	729,000	59,000
Current assets of discontinued operations	-	8,649,000
Total Current Assets	7,936,000	16,763,000

Property and equipment, net	22,000	2,000
Other non-current assets	79,000	-
Intangible assets, net	2,005,000	345,000
Goodwill	2,682,000	786,000
Non-current assets of discontinued operations	-	406,000
Total Assets	$12,724,000	$18,302,000

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$1,413,000	$387,000
Accrued expenses	1,556,000	1,746,000
Other current liabilities	69,000	-
Warrant liability	-	16,603,000
Promissory notes payable, net	9,102,000	50,000
Current portion of notes payable to related parties	2,300,000	265,000
Current liabilities of discontinued operations	-	9,387,000
Total Current Liabilities	14,440,000	28,438,000

Long-term provision for employee benefits	144,000	-
Notes payable to related parties, net of current portion	-	385,000
Total Liabilities	14,584,000	28,823,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, $0.01 par value; 800,000,000 and 100,000,000 shares authorized; 3,414,542 and 470,825 shares issued and outstanding at December 31, 2025 and December 31, 2024	35,000	5,000
Additional paid-in capital	65,674,000	39,682,000
Accumulated other comprehensive loss	(25,000)	-
Accumulated deficit	(65,043,000)	(49,172,000)
Non-controlling interest	(1,743,000)	(1,036,000)
Treasury stock, 10,990 and -0- shares reserved at December 31, 2025 and December 31, 2024	(758,000)	-
Total Shareholders’ Deficit	(1,860,000)	(10,521,000)

Total Liabilities and Shareholders’ Deficit	$12,724,000	$18,302,000

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024

Net Sales	$4,391,000	$297,000

Cost of Sales	5,706,000	491,000

Gross Loss	(1,315,000)	(194,000)

Operating Expenses
Selling expenses	4,000	-
General and administrative expenses	6,629,000	4,656,000
Impairment of goodwill	-	3,592,000
Total Operating Expenses	6,633,000	8,248,000

Loss From Operations	(7,948,000)	(8,442,000)

Other Expenses
Change in fair value of warrant liability	(6,468,000)	334,000
Loss on issuance of warrants	-	(8,889,000)
Interest expense, net	(747,000)	(1,887,000)
Total Other Expenses	(7,215,000)	(10,442,000)

Loss From Continuing Operations Before Income Tax	(15,163,000)	(18,884,000)

Income tax loss attributable to continuing operations	(47,000)	-

Net Loss From Continuing Operations	(15,210,000)	(18,884,000)

Net loss from discontinued operations	(1,362,000)	(5,483,000)

Net Loss	(16,572,000)	(24,367,000)

Net loss attributable to non-controlling interest	701,000	1,110,000

Net Loss Available to Common Shareholders	$(15,871,000)	$(23,257,000)

Loss Per Common Share
Basic and diluted from continuing operations	$(5.86)	$(270.44)
Basic and diluted from discontinued operations	(0.55)	(83.43)
Basic and diluted	$(6.41)	$(353.87)

Weighted Average Common and Common
Equivalent Shares:
Basic and diluted	2,475,293	65,722

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31, 2025	December 31, 2024

Net Loss	$(16,572,000)	$(24,367,000)

Other comprehensive loss
Foreign currency translation adjustment	(31,000)	-
Total Comprehensive Loss	(16,603,000)	(24,367,000)

Total comprehensive loss attributable to non-controlling interest	707,000	-

Total Comprehensive Loss Available to Common Shareholders	$(15,896,000)	$(24,367,000)

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Loss	Deficit	Interest	Total
Balance at December 31, 2023	32,090	$-	$33,493,000	$-	$-	$(25,915,000)	$-	$7,578,000

Net loss	-	-	-	-	-	(23,257,000)	(1,110,000)	(24,367,000)
Sale of common stock and pre-funded warrants, net of offering costs	418,927	4,000	4,881,000	-	-	-	-	4,885,000
Stock based compensation	5,099	-	630,000	-	-	-	-	630,000
Common stock issued for purchase of SemiCab, Inc.	3,209	-	494,000	-	-	-	-	494,000
Subsidiary interests issued for purchase of SemiCab, Inc.	-	-	-	-	-	-	74,000	74,000
Repurchase of common stock - related parties	-	-	(758,000)	-	-	-	-	(758,000)
Issuance of common stock with debt	11,500	1,000	942,000	-	-	-	-	943,000

Balance at December 31, 2024	470,825	$5,000	$39,682,000	$-	$-	$(49,172,000)	$(1,036,000)	$(10,521,000)

Net loss	-	-	-	-	-	(15,871,000)	(701,000)	(16,572,000)
Foreign currency translation adjustment	-	-	-	-	(25,000)	-	(6,000)	(31,000)
Exercise of Series B warrants	1,910,975	19,000	15,195,000	-	-	-	-	15,214,000
Stock-based compensation	186,701	3,000	431,000	-	-	-	-	434,000
Reclassification of Series A warrants to equity	-	-	7,857,000	-	-	-	-	7,857,000
Capital contribution	-	-	439,000	-	-	-	-	439,000
Common stock issued for acquisition of SMCB	119,742	1,000	315,000	-	-	-	-	316,000
Repurchase of common stock from related parties	(10,990)	-	758,000	(758,000)	-	-	-	-
Common stock issued as commitment fee	95,694	1,000	190,000	-	-	-	-	191,000
Common stock issued upon settlement of prepaid purchases	505,671	5,000	670,000	-	-	-	-	675,000
Conversion of promissory note payable into common stock	135,723	1,000	137,000	-	-	-	-	138,000
Other	201	-	-	-	-	-	-	-

Balance at December 31, 2025	3,414,542	$35,000	$65,674,000	$(758,000)	$(25,000)	$(65,043,000)	$(1,743,000)	$(1,860,000)

See notes to the consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities
Net loss from continuing operations	$(15,210,000)	$(18,884,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net foreign currency translation adjustment	(31,000)	-
Depreciation and amortization of property and equipment and intangible assets	249,000	30,000
Amortization of debt discount and issuance cost	212,000	1,520,000
Reduction in SMCB loan in exchange for services	304,000	637,000
Loss on allowance for credit loss	-	439,000
Impairment of goodwill from purchase of SemiCab,Inc.	-	3,592,000
Change in fair value of warrant liability	6,468,000	(334,000)
Loss on issuance of warrants	-	8,889,000
Stock-based compensation	434,000	630,000
Changes in operating assets and liabilities:
Accounts receivable	(621,000)	72,000
Prepaid expenses and other current assets	(293,000)	(46,000)
Other non-current assets	49,000	14,000
Accounts payable	654,000	(345,000)
Accrued expenses	263,000	(199,000)
Other current liabilities	69,000	-
Provision for employee benefits	144,000	-
Net cash used in operating activities attributable to continuing operations	(7,309,000)	(3,985,000)

Cash flows from investing activities
Purchase of property and equipment	(14,000)	-
Capitalization of internal use software costs	(419,000)	-
Repurchase of shares of common stock	(758,000)	-
Pre-acquistion advances to SemiCab, Inc.	-	(415,000)
Cash received from acquisition of SemiCab, Inc. assets	-	17,000
Cash received from acquisition of SMCB	593,000	-
Advances to SMCB	(1,172,000)	(1,777,000)
Net cash used in investing activities attributable to continuing operations	(1,770,000)	(2,175,000)

Cash flows from financing activities
Proceeds from sale of common stock and warrants, net of offering costs	-	12,932,000
Proceeds from issuance of senior secured notes, net of discounts	-	2,000,000
Proceeds from issuance of promissory notes, net of offering costs and discounts	10,213,000	-
Payment of senior secured notes and debt issuance costs	-	(2,578,000)
Payment of promissory notes	(427,000)	-
Payment of promissory notes, related parties	(100,000)	-
Payments on merchant cash advances payable	-	(631,000)
Other	-	(75,000)
Net cash provided by financing activities attributable to continuing operations	9,686,000	11,648,000

Net cash used in operating activities attributable to discontinued operations	(2,539,000)	(5,080,000)
Net cash provided by investing activities attributable to discontinued operations	845,000	122,000
Net cash provided by financing activities attributable to discontinued operations	-	-
Total cash used in discontinued operations	(1,694,000)	(4,958,000)

Net change in cash	(1,087,000)	530,000

Cash and restricted cash at beginning of period	7,233,000	6,703,000
Cash and restricted cash at end of period	$6,146,000	$7,233,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$246,000	$591,000

Non-Cash investing and financing cash flow information:
Reclassification of Series A warrants to equity	$7,857,000	$-
Common stock issued for exercise of Series B warrants	$15,214,000	$-
Issuance of common stock with debt	$-	943,000
Repurchase of common shares- related parties	$-	758,000
Effect of extinguishment of advances to SemiCab, Inc.	$-	415,000
Common stock issued for acquisition of SemiCab, Inc assets	$-	568,000
Common stock issued for acquisition of SMCB	$316,000	$-
Promissory note issued for acquisition of SMCB	$1,750,000	$-
Common stock issued as commitment fee	$191,000	$-
Common stock issued upon settlement of prepaid purchases	$675,000	$-
Conversion of promissory note payable into common stock	$138,000	$-

See notes to the consolidated financial statements

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 1 – Nature of Business

Algorhythm Holdings, Inc. (f/k/a The Singing Machine Company, Inc.) (the “Company”) is an artificial intelligence (“AI”) technology company focused on the growth and development of SemiCab. SemiCab is an AI-enabled software logistics and distribution business that utilizes the Company’s SemiCab technology platform to enable retailers, brands and transportation providers to address common supply chain problems globally. The Company operates its SemiCab business through its subsidiary, SemiCab Holdings, LLC.

Prior to August 1, 2025, the Company had a second business, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products to retailers and ecommerce partners globally through its subsidiary, The Singing Machine Company, Inc. The Company sold its Singing Machine business on August 1, 2025. Accordingly, the Company no longer owns or operates the Singing Machine business. The results of operations, cash flows, and related assets and liabilities of the Singing Machine business have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

The Company’s operations include its 80%-owned subsidiaries, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”), and SMCB Solutions Private Limited, an Indian company (“SMCB”), and its wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“SMC”), and RIME Holdings, LLC (“Rime”).

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

Note 2 – Sale of Singing Machine Business

On August 1, 2025, the Company entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”) pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with the Company’s Singing Machine business for $500,000. The transaction closed on August 1, 2025. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of the Company’s board of directors until October 6, 2025.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The Company determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the Company accounted for the Singing Machine business as a discontinued operation in this Annual Report on Form 10-K. All amounts and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. Additional information is presented in Note 19 – Discontinued Operations.

Note 3 – Liquidity, Going Concern and Management Plans

As of December 31, 2025, the Company’s cash and restricted cash balance was $6,146,000. This will not be sufficient to fund its planned operations for at least one year after the date the consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s audited consolidated financial statements are issued.

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

December 31, 2025 and 2024

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries SMCL, SMCM, SMH, SMC, Rime and its eighty percent (80%)-owned subsidiaries, SemiCab Holdings and SMCB. All intercompany accounts and transactions have been eliminated in consolidation for all periods presented.

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

The Company determined that SMCB was a VIE because the Company provided financial support to SMCB in the form of a loan agreement to fund SMCB’s operations. The Company further determined that it was not the primary beneficiary of SMCB because the Company did not have the power to direct or control’s significant activities related to its business. Accordingly, the Company did not consolidate SMCB’s results of operations and financial position in its consolidated financial statements prior to May 2, 2025.

On May 2, 2025, SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. As a result, on May 2, 2025, the Company consolidated SMCB’s results of operations and financial position in its consolidated financial statements. A discussion of this transaction is set forth herein in Note 18 – Acquisition of SMCB.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Reclassification of Prior Periods Presentation

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ materially from these estimates. Estimates are assessed each period and updated to reflect current information. Significant estimates include allowance for credit losses, accruals relating to litigation, goodwill, share-based compensation expense and warrant liability.

Segment Reporting

Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”).

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

Additional information is presented in Note 15 – Segment Information and Revenue Disaggregation.

Cash and Restricted Cash

The Company considers cash to include cash in banks and deposits with financial institutions that can be liquidated without prior notice or penalty. Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2025, consists of cash required under the Streeterville Capital Transaction as detailed in Note 12 – Securities Transactions.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Accounts Receivable and Allowances for Expected Credit Losses

The Company recognizes credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13,Financial Instruments – Credit Losses (Topic 326). The Company recognizes an allowance for credit losses at the time a receivable is recorded based on its estimate of expected credit losses and adjusts this estimate over the life of the receivable as needed. The Company evaluates specific identified risks and the aggregation and risk characteristics of a receivable pool and develops loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon the Company is exposed to credit risk, and payment terms or conditions that may materially affect future forecasts. As needed, amounts are written-off when determined to be uncollectible.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to their estimated useful lives using straight-line methods.

Intangible Assets- Internal Use Software

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

Goodwill

The Company evaluates its goodwill for impairment in accordance with ASU 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of goodwill exceeds its carried value.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company had no impairment loss related to long-lived assets or intangible assets for the year ended December 31, 2025 or December 31, 2024.

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is generated from contracts with customers. The Company recognizes revenue when services are performed for the customer in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those services. The Company determines revenue recognition utilizing the following five steps: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract (promised services that are distinct); (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company transfers control of the service for each performance obligation.

The Company’s performance obligations are established when a customer submits a purchase order notification and the Company accepts the order. The Company identifies performance obligations as the delivery of the requested service at the location specified in the customer’s contract and/or purchase order. Revenue from sales of services is recognized at the point in time when the Company transfers control to the customer, typically at the time when the services are performed in full, at which time there are no further performance obligations remaining.

The Company’s contracts with customers consist of one performance obligation, which is the performance of services. The Company’s contracts have no financing elements. Payment terms are generally less than 90 days and have no further contract asset or liability obligations once control of the service is transferred to the customer. Revenue is recorded in the amount of consideration the Company expects to receive for the sale of the service.

The Company utilizes independent contractors and third-party carriers to perform transportation services in connection with its SemiCab business. In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, management evaluates the terms of agreements with customers and vendors to determine whether it acts as principal or agent in each arrangement.

This assessment focuses on whether control of the transportation service is obtained prior to transferring the service to the customer. Based on this evaluation of the control model, management has concluded that it acts as the principal and, accordingly recognizes revenue on a gross basis. In the event the Company acts as an agent, such revenue will be recognized net of the cost of purchased transportation.

All revenue earned from contracts are presented net of discounts, allowances, and applicable taxes

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

As of December 31, 2025 and 2024, there were no uncertain tax positions that resulted in any adjustment to the Company’s provision for income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties related to uncertain tax provisions.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The standard requires, among other things, enhanced rate reconciliation disclosures, disaggregation of income taxes paid by jurisdiction, and disaggregation of income (loss) from continuing operations before income tax expense (benefit) between domestic and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements but resulted in expanded income tax disclosures in the accompanying notes.

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the U.S. dollar, except for SMCB, whose functional currency is the Indian rupee.

The financial statements of SMCB are translated into U.S. dollars for consolidation purposes. Assets and liabilities are translated at the exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the reporting period. Equity transactions are translated using historical exchange rates. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within shareholders’ equity.

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326), which provides a practical expedient for measuring expected credit losses on current receivables and contract assets arising under Topic 606, Revenue from Contracts with Customers. The ASU allows entities to assume that the macroeconomic conditions existing at the balance sheet date will remain unchanged over the remaining life of those assets. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11). The purpose of this ASU is to improve the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU also add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. The amendments in this ASU are effective for all public companies for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 5 – Acquisition of SemiCab, Inc.’s Assets

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

December 31, 2025 and 2024

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values:

Consideration:
Equity consideration	$494,000
Fair value of non-controling interest	74,000
Total equity consideration	568,000
Effective extinguishment of advances to SemiCab, Inc.	415,000
Total consideration	$983,000

Identifiable net assets acquired:
Cash	$17,000
Accounts receivable	193,000
Prepaid expenses and other current assets	13,000
Property and equipment, net	3,000
Other non-current assets	14,000
Customer relationships (nine year estimated useful life)	25,000
Trade name (nine year estimated useful life)	25,000
Developed technology (six year estimated useful life)	325,000
Accounts payable and accrued expenses	(2,679,000)
Merchant cash advances payable	(631,000)
Notes payable to related parties	(650,000)
Other current liabilities	(50,000)
Net assets acquired	$(3,395,000)
Goodwill	$4,378,000

Note 6 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at December 31, 2025 and 2024 is as follows:

	Useful	December 31,	December 31,
	Life	2025	2024
Computer and office equipment	3-5 years	$64,000	$8,000
Less: accumulated depreciation		(42,000)	(6,000)
		$22,000	$2,000

Depreciation expense was $8,000 and $0 for the year ended December 2025 and December 31, 2024, respectively.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

A summary of the Company’s intangible assets at December 31, 2025 and 2024 is as follows:

	Useful	December 31,	December 31,
	Life	2025	2024
Customer relationships of SemiCab, Inc.	9 years	$25,000	$25,000
Trade name of SemiCab, Inc.	9 years	25,000	25,000
Developed technology of SemiCab, Inc.	6 years	325,000	325,000
Customer relationships of SMCB	9 years	1,008,000	-
Reacquired rights of SMCB	5 years	294,000	-
Trade name of SMCB	5 years	180,000	-
Internal use software	5 years	419,000	-
		2,276,000	375,000
Less: accumulated amortization		(271,000)	(30,000)
		$2,005,000	$345,000

Amortization expense was $241,000 and $30,000 for the years ended December 31, 2025 and 2024, respectively.

During the year ended on December 31, 2024, the Company tested the recorded amount of goodwill from the acquisition of SemiCab, Inc.’s business for impairment on December 31, 2024 to see if the carrying amount of goodwill exceeded its carried value. The Company calculated a market-based valuation utilizing inputs classified as level 3 on the fair value hierarchy by multiplying one by projected 2025 revenue for the SemiCab business. As a result of this test, the Company recorded an impairment charge of $3,592,000 during the year ended December 31, 2024 and the balance of the Company’s goodwill on December 31, 2024 was $786,000.

On May 2, 2025, SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. In connection with the acquisition, the Company recorded additional goodwill in the amount of $1,896,000. As a result, the balance of the Company’s goodwill was $2,682,000 on December 31, 2025.

During the year ended on December 31, 2025, the Company tested the recorded amount of goodwill from the acquisition of SemiCab, Inc.’s business and SMCB as of December 31, 2025 for impairment to see if the carrying amount of goodwill exceeded its carried value. As a result of this test, the Company determined that no impairment of goodwill was needed to be recorded as of December 31, 2025.

The following table presents the changes in the value of the goodwill recognized in connection with the acquisition of SemiCab, Inc. business:

Balance at January 1, 2024	$-0-
Goodwill from acquisition of SemiCab, Inc.’s business on July 3, 2024	4,378,000
Impairment of goodwill	(3,592,000)
Balance at December 31, 2024	$786,000
Goodwill from acquisition of SMCB on May 2, 2025	1,896,000
Impairment of goodwill	-0-
Balance at December 31, 2025	$2,682,000

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 7 – Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	December 31,	December 31,
	2025	2024
Loans with related parties assumed in acquisition of SemiCab business	550,000	650,000
Promissory note issued for acquistion of SMCB	1,750,000	-
Total	$2,300,000	$650,000

Less: current portion of notes payable to related parties	2,300,000	265,000

Notes payable to related parties, net of current portion	-	385,000

Loans With Related Parties Assumed in Acquisition of SemiCab Business

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab business. The Company incurred interest expense on these loans of $59,000 and $36,000 for the years ended December 31, 2025, and December 31, 2024, respectively. In relation to these loans, the Company did not have any accrued interest payable as of December 31, 2025, and had accrued interest payable of $6,000 as of December 31, 2024, that was included within accrued expenses in the Company’s consolidated balance sheets.

The terms of each loan and the balances as of December 31, 2025 and 2024 are summarized in the table below:

	Issue	Maturity	Interest	Outstanding Principal
Note Holder	Date	Date	Rate	December 31, 2025	December 31, 2024
Ajesh Kapoor	7/10/2021	7/10/2026	9%	$150,000	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	9%	235,000	235,000
Vivek Sehgal	4/17/2023	10/13/2023	10%	-	50,000
Ajesh Kapoor	5/5/2023	5/4/2024	10%	-	50,000
Ajesh Kapoor	5/17/2023	2/1/2026	10%	165,000	165,000
Total				$550,000	$650,000

On October 8, 2025, the Company repaid the loan from Vivek Sehgal issued on April 17, 2023 for $50,000 and the loan from Ajesh Kapoor issued on May 5, 2023 for $50,000.

Mr. Kapoor serves as the Chief Executive Officer and Chief Technology Officer of SemiCab Holdings and as a member of the Company’s Board of Directors, and Mr. Sehgal serves as the Chief Product Officer of SemiCab Holdings.

Promissory Note Issued for Acquisition of SMCB

On May 2, 2025, the Company and SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. pursuant to which, in part, the Company issued a promissory note to SemiCab, Inc. in the principal amount of $1,750,000. A discussion of this transaction and the terms of the promissory note is set forth herein in Note 18 – Acquisition of SMCB.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 9 – Commitments and Contingencies

The Company is subject to claims, suits and other proceedings from time to time in the ordinary course of business that could result in fines, civil penalties, or other adverse consequences. In accordance with the provisions of ASC Topic 450,Contingencies, the Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that it is probable that a loss has been incurred and the loss or range of loss can be estimated, the Company discloses the estimated amount of the loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

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

In connection with the acquisition of the SemiCab, Inc.’s business, the Company assumed this settlement liability. The final payment of the settlement was made during the year ended December 31, 2025. Accordingly, there was no unpaid balance at December 31, 2025. As of December 31, 2024, the remaining unpaid balance of the settlement was $325,000 and was included as a component of accrued expenses on the Company’s consolidated balance sheets.

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Blue Yonder Litigation

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On February 11, 2025, Blue Yonder filed a civil action in the Superior Court of the State of Arizona against the Company for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that the Company assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleges that, because the Company assumed these liabilities, Blue Yonder can enforce the judgment against the Company. The judgment was in the amount of $509,119. On August 1, 2025, the Company filed an answer to the complaint and counterclaims against Blue Yonder for breach of contract. On January 30, 2026, the Court granted Blue Yonder’s motion for judgment on the pleadings. The outcome of this matter is uncertain.

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

The number of shares of common stock initially available for issuance under the plan was 1,167 shares of common stock and thereafter, beginning in 2023, an annual increase would occur as of the first day of the Company’s applicable fiscal year equal to the lesser of: (i) five percent of the outstanding shares of common stock calculated on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year; (ii) 167 shares; and (iii) a lesser amount as determined by the Company’s board of directors. The shares of common stock subject to stock awards granted under the equity plan that lapse, terminate, expire prior to exercise, are canceled, or are forfeited, become available for issuance again under the equity plan. Shares subject to a stock award under the equity plan do not become available for issuance or delivery again under the equity plan if such shares are: (i) shares tendered by a participant or retained by the Company as full or partial payment to the Company for the exercise or purchase price of an award; or (ii) shares used to satisfy tax withholding obligations in connection with an award.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On November 20, 2025, the plan was amended to provide that the number of shares of common stock available for issuance under the plan is 5,000,000 and that, commencing January 1, 2025, on the first day of each of the Company’s fiscal years thereafter, this number will be increased by the lesser of: (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) an amount determined by the board of directors, provided that any shares from any such increases in previous years that are not actually issued shall continue to be available for issuance under the plan. Accordingly, as of December 31, 2025, there were 5,000,000 shares of common stock authorized for issuance under the plan.

Of this amount, awards representing 283,666 shares of common stock were outstanding as of December 31, 2025 and. On January 1, 2026, the number of shares available for issuance under the plan increased to 5,750,000 in accordance with the terms of the plan.

The Company granted awards representing 283,316 shares of common stock during the year ended December 31, 2025. The Company did not grant any awards for shares of common stock during the year ended December 31, 2024. There were 33 shares forfeited during the year ended December 31, 2024. No shares of common stock were forfeited during the year ended December 31, 2025. There were 283,666 and 351 shares of common stock underlying share-based awards that were outstanding at December 31, 2025 and 2024, respectively. As of December 31, 2025, 4,716,334 shares remained available for issuance under the plan.

Share-based compensation expense includes the estimated fair value of share-based awards granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award. For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense of $90,000 and $69,000, respectively.

As of December 31, 2025, there was an unrecognized expense of $223,000 remaining on stock options currently vesting over time with approximate weighted average of one year and eleven months remaining until these options are fully vested. The vested options as of December 31, 2025, had no intrinsic value.

As of December 31, 2025, there was an unrecognized expense of $143,000 remaining on restricted stock awards currently vesting over time with approximate weighted average of 3 years and 7 months remaining until these awards are fully vested.

Other Equity Compensation

During the years ended December 31, 2025 and 2024, the Company issued shares of its common stock as consideration for services rendered.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

During the year ended December 31, 2025, the Company issued an aggregate of 162,882 shares of its common stock to three vendors in a non-cash transaction as consideration for services rendered or to be rendered. The shares were valued at the closing price of the Company’s common stock on the respective measurement dates, resulting in a total fair value of $344,000, which was recognized as general and administrative expenses in the accompanying consolidated statement of operations.

During the year ended December 31, 2024, the Company issued an aggregate of 3,873 shares of its common stock to three vendors as consideration for services rendered and issued 472 shares of common stock to Vivek Sehgal as bonus compensation earned under his employment agreement with SemiCab Holdings. The Company recognized $478,000 of compensation expense related to these share issuances during the year ended December 31, 2024, which was recorded as general and administrative expenses in the accompanying consolidated statement of operations.

Note 11 – Net Loss Per Share

The computations of basic and dilutive loss per share of commons stock outstanding for the year ended December 31, 2025 and 2024 are as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net loss available to common shareholders	$(15,871,000)	$(23,257,000)
Basic and diluted weighted average of common stock outstanding	2,475,293	65,722
Loss per common share	(6.41)	(353.87)

The computations of the fully diluted weighted average number of shares of common stock outstanding for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Basic weighted average common shares outstanding	2,475,293	65,722
Effect of dilutive stock options and warrants	-	-
Diluted weighted average of common shares outstanding	2,475,293	65,722

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

For the year ended December 31, 2025, 181,067 shares of common stock underlying stock options and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive. For the year ended December 31, 2024, 536 shares of common stock underlying stock options and 563,335 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive.

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

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Regalia Ventures in the amount of $472,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $1,000 for interest expense for the year ended December 31, 2025 related to this promissory note. On February 27, 2025, the Company paid off the note in full. Regalia Ventures is owned and controlled by Jay B. Foreman, who served as a member of the Company’s board of directors until November 14, 2025.

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On February 18, 2025, the date of the closing of the transaction, the Company issued a promissory note to Stingray Group in the amount of $286,000, which was the principal amount of the purchase price. The note was due and payable on demand and accrued interest at the rate of 10% per year. The Company incurred $3,000 for interest expense for the year ended December 31, 2025 related to this promissory note. On April 3, 2025, the Company paid off the note in full. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of the Company’s board of directors until October 6, 2025.

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

The public offering price for each share of common stock and one accompanying Series A warrant and Series B warrants was $34.00. The public offering price of each pre-funded warrant and one accompanying Series A warrant and Series B warrant was $32.00. The exercise price of each pre-funded warrant was $2.00 per share. Each Series A warrant is exercisable for one share of common stock and had an initial exercise price equal to $34.00. Each Series B warrant was exercisable for one share of common stock and had an initial exercise price equal to $68.00. The Company received aggregate gross proceeds upon the closing of the offering of approximately $9,000,000, before deducting placement agents’ fees and other offering expenses.

The pre-funded warrants were immediately exercisable upon issuance and were exercisable at any time until all pre-funded warrants were exercised in full. The Series A and B warrants were exercisable only upon receipt of such shareholder approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market, LLC (the “Nasdaq”) to permit the exercise of the Series A and B warrants, after which the Series A and B warrants became exercisable for a period of five years and two and one-half years, respectively. The pre-funded warrants and Series A and B warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions, and customary terms regarding the treatment of the pre-funded warrants and the Series A and B warrants in the event of a fundamental transaction, including but not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company, or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company. Additionally, the pre-funded warrants and Series A and B warrants include restrictions on exercise in the event the purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

The Series A and B warrants include an exercise price adjustment feature upon shareholder approval, whereby the exercise price adjusted to the greater of the lowest daily volume weighted average price during the reset period or the floor price, which is $6.844 per share, with a proportional increase in the number of warrant shares. The Series A and B warrants can be settled by a cash exercise or by cashless exercise, and the Series B warrants specifically can be settled by way of an alternative cashless exercise after shareholder approval is obtained, in which the Series B warrant holders can receive the same number of shares of common stock that would be issuable under a cash exercise. Upon meeting certain stock price requirements, the Company has the right to redeem any outstanding Series A and Series B warrants for $2.00 per share, provided the holders do not elect to exercise prior to redemption.

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

At inception, the estimated fair value of the Series A warrants was $5,900,000 and the Series B warrants was $11,000,000, for a total estimated fair value of $16,900,000. The total fair value exceeded the proceeds received in the offering by $8,000,000, which the Company recorded as a loss upon issuance of warrants. The Company also expensed approximately $900,000 of issuance costs incurred in the offering, resulting in a total loss on issuance during the year ended December 31, 2024 of $8,889,000. The estimated fair values of the Series A and B warrants have been recorded as a derivative liability at issuance and at December 31, 2024. In the Company’s consolidated statement of operations for the year ended December 31, 2024, the Company recognized a gain of $334,000 for the change in the fair value measurement of the warrant liability.

During December 2024, the 258,412 pre-funded warrants were exercised in full, resulting in the Company receiving $500,000 in cash proceeds.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On January 13, 2025, the Company’s stockholders approved the issuance of the Series A and B warrants, at which time all of the Series A and B warrants became exercisable. This approval triggered an adjustment to the exercise price of the Series A warrants to $8.38. In connection with this approval, the holders of the Series B Warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The warrant liability reflected on the Company’s consolidated balance sheet at December 31, 2024 was reclassified to additional paid-in capital on the Company’s consolidated balance sheet at December 31, 2025. The Company recognized a loss of $6,468,000 during the year ended December 31, 2025 for the change in the fair value measurement of the warrant liability as of the date the warrant liability was reclassified to equity.

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

1800 Diagonal Financing Transactions

1800 Diagonal Loan #1

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The Company incurred and paid $10,000 of interest expense under the promissory note during the year ended December 31, 2025. The outstanding balance of this note was $63,000 as of December 31, 2025. This amount is presented in the Company’s consolidated balance sheets net of unamortized issuance costs of $17,000 as of December 31, 2025.

1800 Diagonal Loan #2

On June 17, 2025, the Company entered into a second securities purchase agreement with 1800 Diagonal pursuant to which the Company issued a promissory note to 1800 Diagonal in the principal amount of $240,000. The note is subject to a one-time interest charge of 12%, or approximately $29,000. An initial payment of $134,000 was due on December 15, 2025. Thereafter, the remainder is payable in six monthly installments of $22,000 commencing on January 15, 2026. The security purchase agreement has a contingent default feature that the Company has determined to be nominal and is not applicable unless an event of default occurs. The Company received net proceeds of $189,000 after deductions of $30,000 for original issue discount, $16,000 for placement agent fees and $5,000 for legal and due diligence fees.

In December 2025, the Company and 1800 Diagonal agreed that 1800 Diagonal would convert the initial payment of $134,000 into shares of the Company’s common stock rather than the Company making the payment to 1800 Diagonal in cash. Accordingly, in December 2025, the Company issued an aggregate of 135,723 shares of common stock to 1800 Diagonal in full satisfaction of the initial payment of $134,000.

The Company incurred $21,000 of interest expense under the promissory note during the year ended December 31, 2025. The outstanding balance of this note was $122,000 as of December 31, 2025. This amount is presented in the Company’s consolidated balance sheets net of unamortized issuance costs of $25,000 as of December 31, 2025.

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

The Company incurred and paid $10,000 of interest expense under the promissory note during the year ended December 31, 2025. The outstanding balance of this note was $63,000 as of December 31, 2025. This amount is presented in the Company’s consolidated balance sheets net of unamortized issuance costs of $8,000 as of December 31, 2025.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company incurred and paid $159,000 of interest expense under the promissory note during the year ended December 31, 2025. The outstanding balance of the note was $54,000 as of December 31, 2025. This amount is presented in the Company’s consolidated balance sheets net of unamortized issuance costs of $3,000 as of December 31, 2025.

Streeterville Capital Transaction

On August 21, 2025, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which the Company agreed to issue and sell to Streeterville shares of the Company’ common stock in one or more pre-paid purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000 (the “Streeterville Transaction”). The Company also agreed to issue an additional 95,694 shares of the Company’s common stock to Streeterville as a commitment fee for the pre-paid purchase facility established under the securities purchase agreement (the “Commitment Shares”). The securities purchase agreement provides for a two-year commitment period during which, subject to certain specified conditions, the Company may request additional Pre-Paid Purchases from Streeterville provided that the amount requested is no less than $250,000 and the total outstanding balance of all Pre-Paid Purchases does not exceed $3,000,000. The original issue discount for each additional Pre-Paid Purchase will be nine percent of the amount set forth in the applicable request and each additional Pre-Paid Purchase will accrue interest at the rate of nine percent per annum. The Company also executed a guaranty, a security agreement, and intellectual property security agreement in favor of Streeterville as part of the Streeterville Transaction. The Streeterville Transaction closed on August 21, 2025.

Following the funding of each Pre-Paid Purchase, Streeterville has the right, but not the obligation, to purchase from the Company that number of shares of common stock up to the lesser of: (i) a number of shares of common stock equal in value to the outstanding balance of the funded amount, and (ii) that number of shares of common stock such that Streeterville will not beneficially own greater than 9.99% of the Company outstanding shares of common stock. The purchase price of the shares of common stock will be 90% of the lowest daily volume weighted average price during the 10 trading days immediately prior to the purchase notice date, but not less than the floor price, which is the greater of: (i) 20% of the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d) prior to the applicable closing of the Pre-Paid Purchase, and (ii) $0.10.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Pursuant to the terms of the securities purchase agreement, the Company filed a registration statement on Form S-1 under the Securities Act with the SEC to register the resale of the Commitment Shares and all shares of common stock issuable pursuant to the Pre-Paid Purchases. The registration statement became effective on November 10, 2025.

Nasdaq Listing Rule 5635(d) provides that shareholder approval is required prior to the issuance of shares of the Company common stock equal or greater in number to 20% of the number of shares of the Company’s common stock issued and outstanding immediately prior to the completion of the proposed issuance at a price that is less than the “Minimum Price” as such term is defined under Nasdaq Listing Rule 5635(d) in a transaction that is not a public offering. The Company obtained the requisite shareholder approval for the Streeterville Transaction on November 20, 2025.

The Company may at any time prepay all or any portion of the outstanding balance of a Pre-Paid Purchase. In the event the Company elect to do so, the Company must pay Streeterville an amount equal to 110% multiplied by the portion of the outstanding balance the Company elected to prepay. If an event of default occurs under a Pre-Paid Purchase, the outstanding balance will become immediately due and payable. At anytime thereafter, upon written notice given by Streeterville, the outstanding balance will increase by seven-and-a half percent and interest will begin accruing at a rate of the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company obligations are secured by all of the Company assets pursuant to a security agreement and have been guaranteed by the Company’s operating subsidiaries pursuant to a guarantee, each entered into with Streeterville on August 21, 2025.

Univest Securities, LLC served as the placement agent in the offering (“Univest”). The Company agreed to pay Univest a cash fee equal to eight percent of the aggregate gross proceeds that it receives from any Pre-Paid Purchases that it completes and reimburse Univest for legal fees in the amount of $40,000.

Pre-Paid Purchase #1

The securities purchase agreement provides for an initial Secured Pre-Paid Purchase in the principal amount of $4,390,000, before deducting an original issue discount of $360,000 and transaction expenses of $30,000 (the “First Pre-Paid Purchase”), the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The First Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. The Company paid Univest a cash fee equal to eight percent of the aggregate gross proceeds received by the Company from the First Pre-Paid Purchase.

During the year ended December 31, 2025, the Company recognized $147,000 of interest expense associated with the First Pre-Paid Purchase. As of December 31, 2025, the outstanding principal balance of the First Pre-Paid Purchase was $4,390,000, which is reflected in the consolidated balance sheets net of unamortized issuance costs of $734,000.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Pre-Paid Purchase #2

On November 13, 2025, the Company entered into Secured Pre-Paid Purchase #2 with Streeterville (“Pre-Paid Purchase #2”). Pre-Paid Purchase #2 provides for a second Pre-Paid Purchase in the principal amount of $5,450,000, before deducting an original issue discount of $450,000 (the “Second Pre-Paid Purchase”). The Second Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years.

The Second Pre-Paid Purchase was similar to the First Pre-Paid Purchase, however the Second Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $4,500,000, and (ii) 90% of the then-current outstanding balance of the Second Pre-Paid Purchase (the “PPP2 Minimum Balance Amount”). The secured funds are being held in a deposit account (the “DACA Account”) held by RIME Holdings, LLC, a Utah limited liability company and wholly-owned subsidiary of the Company that the Company formed in connection with this transaction (“RIME Holdings”), pursuant to a Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, Lakeside Bank, an Illinois banking company (“Lakeside Bank”), and Streeterville. Accordingly, of the $5,000,000 proceeds that the Company received from the Second Pre-Paid Purchase, $4,500,000 were placed in the DACA Account.

The Company has the right to use funds in the DACA Account to repay any portion of the outstanding balance of the Second Pre-Paid Purchase, but only so long as the payment does not cause the outstanding balance to drop below the PPP2 Minimum Balance Amount. As long as no event of default has occurred, the Company may withdraw from the Deposit Account any funds in excess of the PPP2 Minimum Balance Amount. RIME Holdings executed a guaranty of the obligations outstanding under the Second Pre-Paid Purchase for the benefit of Streeterville.

The Company entered into a new placement agency agreement with Univest that superseded the placement agency agreement that the Company previously entered into with them on August 21, 2025. The Company agreed to pay Univest a cash fee equal to eight percent of the aggregate gross proceeds that the Company receives from any Pre-Paid Purchases that the Company completes and reimburse Univest for legal fees in the amount of $50,000.

During the year ended December 31, 2025, the Company repaid an aggregate principal amount of $538,000 under the Second Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 421,770 shares of the Company’s common stock, and recognized $61,000 of interest expense associated with the Second Pre-Paid Purchase. As of December 31, 2025, the outstanding principal balance of the Second Pre-Paid Purchase was $4,912,000, which is reflected in the consolidated balance sheets net of unamortized issuance costs of $431,000.

Pre-Paid Purchase #3

On December 19, 2025, the Company entered into Secured Pre-Paid Purchase #3 with Streeterville (“Pre-Paid Purchase #3”). Pre-Paid Purchase #3 provides for a third Pre-Paid Purchase in the principal amount of $1,090,000, before deducting an original issue discount of $90,000 (the “Third Pre-Paid Purchase”). The Third Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. The Company paid Univest a cash fee equal to eight percent of the aggregate gross proceeds received from the Third Pre-Paid Purchase.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

During the year ended December 31, 2025, the Company repaid an aggregate principal amount of $99,000 under the Third Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 83,901 shares of the Company’s common stock, and recognized $3,000 of interest expense associated with the Third Pre-Paid Purchase. As of December 31, 2025, the outstanding principal balance of the Third Pre-Paid Purchase was $991,000, which is reflected in the consolidated balance sheets net of unamortized issuance costs of $168,000.

Additional information related to the Streeterville Transaction is presented in Note 20 – Subsequent Events.

Note 13 – Derivative Liability

During the years ended December 31, 2025 and 2024, the Company had derivative warrant liabilities that were measured at fair value on a recurring basis. These fair value measurements were estimated using a Monte Carlo simulation model, with the key inputs described below. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, including the probability and expected date of stockholder approval.

The key inputs for the Series A warrant liabilities were as follows:

Warrant Liability – Series A Warrants	Issuance Date	December 31, 2024	January 13, 2025
Stock price on valuation date	$18.00	$18.00	$8.38
Exercise price	$34.00	$34.00	$8.38
Number of shares of common stock	279,412	279,412	1,113,652
Remaining term (years)	5.00	4.93	4.88
Annual equity volatility	113.0%	114.0%	126.00%
Annual volume volatility	377.0%	379.0%	377.00%
Risk-free interest rate	3.95%	4.29%	4.32%
Expected stockholder approval date	January 14, 2025	January 14, 2025	January 13, 2025
Expected stockholder approval probability	50%	50%	100%

Warrant Liability – Series B Warrants	Issuance Date	December 31, 2024
Stock price on valuation date	$18.00	$18.00
Exercise price	$68.00	$68.00
Number of shares of common stock	279,412	279,412
Remaining term (years)	2.50	2.43
Annual equity volatility	126.0%	120.0%
Annual volume volatility	409.0%	416.0%
Risk-free interest rate	4.00%	4.17%
Expected stockholder approval date	January 14, 2025	January 14, 2025
Expected stockholder approval probability	50%	50%

The Series B warrant liabilities were remeasured on each exercise date based on the closing price of the Company’s common stock on the date the warrants were exercised.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On January 13, 2025, the Company’s shareholders approved the issuance of the Series A and Series B Warrants. This approval triggered the adjustment to the exercise price described above. In connection with this approval, the holders of the Series B warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The Series A warrants became exercisable for 1,133,652 shares of common stock at an exercise price of $8.38 per share after the shareholder approval adjustment was finalized on March 17, 2025. In addition, the Company reassessed the classification of the Series A warrants after the shareholder approval adjustment was finalized, concluding that the Series A warrants now met the requirements for equity classification under ASC 480 and ASC 815. The Company adjusted the Series A Warrants to fair value upon reclassification and reclassified that value to additional paid-in capital during the year ended December 31, 2025.

The following table details the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2024:

December 31, 2024	Level 1	Level 2	Level 3
Liabilities
Warrant liabilities	$—	$—	$16,603,000
Total liabilities	$—	$—	$16,603,000

The Company did not have any warrant liabilities outstanding at December 31, 2025.

The following table provides a roll-forward of the fair value of the derivative liabilities described above during the year ended December 31, 2025 and 2024:

	Series A Warrants	Series B Warrants	Total Warrant Liabilities
Balance at December 31, 2023	$—	$—	$—
Issuances	5,901,000	11,036,000	16,937,000
Exercises	—	—	—
Loss (gain) on change in fair value	(445,000)	111,000	(334,000)
Balance at December 31, 2024	$5,456,000	$11,147,000	$16,603,000

Exercises	—	(15,214,000)	(15,214,000)
Loss on change in fair value	2,401,000	4,067,000	6,468,000
Reclassification to equity	(7,857,000)	—	(7,857,000)
Balance at December 31, 2025	$—	$—	$—

The following table provides a roll-forward of the number of warrants issued during the years ended December 31, 2025 and 2024:

	Pre-Funded Warrants	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at December 31, 2023	—	—	—	4,511	4,511
Issuances	258,412	279,412	279,412	—	817,236
Exercises	(258,412)	—	—	—	(258,412)
Balance at December 31, 2024	—	279,412	279,412	4,511	563,335
Issuances	—	—	—	—	—
Exercises	—	—	(279,412)	—	(279,412)
Balance at December 31, 2025	—	279,412	—	4,511	283,923

The Company did not issue any warrants during the year ended December 31, 2025.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 14 – Income Taxes

The Company’s loss before income taxes for the years ended December 31, 2025 and 2024 is as follows:

	Year ended
	December 31, 2025	December 31, 2024
United States	$(14,513,000)	$(24,414,000)
Foreign	(2,012,000)	47,000
Loss before income taxes	$(16,525,000)	$(24,367,000)

The Company did not have any provision for income taxes for the years ended December 31, 2025 and 2024.

The Company’s net deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
NOL Federal carryforward	$6,491,000	$4,085,000
State NOL carryforward	2,235,000	1,426,000
Inventory differences	-	355,000
Impairment of goodwiIll - SemiCab, Inc.	614,000	674,000
Stock option compensation expense	197,000	179,000
Intangibles	136,000	253,000
ROU liability	-	14,000
Section 163(j)	853,000	694,000
Allowance for doubtful accounts	31,000	40,000
Warrant liability	1,687,000	-
Reserve for estimated returns	-	476,000
Accrued vacation	-	19,000
	12,244,000	8,215,000
Less: valuation allowance	(12,209,000)	(8,039,000)
Deferred tax asset	35,000	176,000

Depreciable and amortizable assets	-	(39,000)
ROU asset	-	(14,000)
Warrant liability	-	(92,000)
Prepaid expenses	(35,000)	(31,000)
Deferred tax liability	(35,000)	(176,000)
Net deferred tax	$-	$-

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The Company performed an analysis in accordance with the provisions of ASC 740, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The analysis performed to assess the realizability of the deferred tax assets included an evaluation of the pattern and timing of the reversals of temporary differences and the length of carryback and carryforward periods available under the applicable federal, state and foreign laws; and the amount and timing of future taxable income. The Company evaluated the realizability of its deferred tax assets as of December 31, 2025 and 2024 in accordance with accounting principles generally accepted in the United States of America and concluded that a valuation allowance against all of the Company’s deferred tax assets was necessary based upon the Company’s conclusions regarding, among other considerations, the Company’s recent history of losses and projected losses for fiscal year 2026 and in the future.

The Company’s income tax expense differs from the amount computed due to the application of the U.S. federal statutory tax rate of 21% to loss before income taxes as follows:

	Pre- ASU 2023-09 Adoption
	Year ended December 31, 2025
	Amount	%
U.S. Federal statutory income tax rate	(3,471,000)	21.0%
State and local income taxes, net of federal benefit	(1,075,000)	6.5%
Permanent differences:	-
Meals & Entertainment	6,000	0.0%
Permanent difference gain on sale of SMH	(233,000)	1.4%
Foreign tax rate differential	601,000	(3.6)%
Change in valuation allowance	4,170,000	(25.2)%
Other	(45,000)	0.3%
Income tax loss	$(47,000)	0.3%

Pre- ASU 2023-09 Adoption
Year ended December 31, 2024
Expected tax expense (benefit)	$(5,117,000)
State income taxes, net of federal income tax effect	(1,574,000)
Permanent differences	(441,000)
Permanent difference loss on issuance of warrants	2,441,000
Tax rate differential on foreign earnings	13,000
Change in valuation allowance	4,428,000
Other	250,000
Actual tax (benefit) provision	$-

At December 31, 2025, the Company had federal tax net operating loss carryforwards in the amount of $30,911,000 that begin to expire in the year 2026. The net operating loss carryforward is subject to an IRS Section 382 limitation that limited the amount available to use beginning in fiscal 2020 to $150,000 per year. In addition, the Company had state tax net operating loss carryforwards in the amount of $36,908,000 that will begin to expire in 2026. These tax net operating loss carryforwards may be subject to further adjustment based on future changes in ownership.

At December 31, 2025, the Company evaluated the realizability of its deferred tax assets in accordance with GAAP and concluded that a valuation allowance of $12,209,000 against deferred tax assets is necessary. The change in valuation allowance increased $4,170,000 to $12,209,000 as of December 31, 2025 from $8,039,000 as of December 31, 2024. The recognition of the remaining net deferred tax asset and corresponding tax benefit is based upon the Company’s conclusions regarding, among other considerations, the Company’s current and anticipated customers, contracts and product introductions, and recent operating results.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The Company’s policy is to recognize interest or penalties related to income tax matters in the provision for income taxes. The Company currently has no liabilities recorded for accrued interest or penalties and does not have any liabilities recorded related to uncertain tax positions.

Note 15 – Segment Information and Revenue Disaggregation

Segment Information

In accordance with ASC 280, Segment Reporting, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, and whose operating results are regularly reviewed by the CODM in allocating resources and assessing performance.

Prior to August 1, 2025, the CODM determined that the Company operated in two reportable segments: (i) the SemiCab business, and (ii) the Singing Machine business. On August 1, 2025, the Company completed the sale of its Singing Machine business. Upon the completion of this transaction, the Company began operating as a single reportable segment consisting of its SemiCab business. As a result of the sale, the operating results and cash flows of the Singing Machine business have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. Additional information regarding the discontinued operations is provided in Note 19 – Discontinued Operations.

The Company’s CODM reviews consolidated operating results including net sales, gross profit, loss from operations, and net loss from continuing operations, as presented in the consolidated statements of operations. The CODM also considers consolidated operating expenses, non-financial information, and qualitative factors in evaluating performance, monitoring budgeted to actual results, and making decisions regarding capital allocation and levels of investment in operating activities. The CODM does not review segment asset information for purposes of allocating resources.

Geographic Information

Revenue is attributed to geographic areas based on the location where services are rendered. For the year ended December 31, 2025, substantially all of the Company’s revenues were generated from customers located in India. For the year ended December 31, 2024, all of the Company’s revenues were generated from customers located in the United States.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Revenue Concentration

The Company derives a majority of its revenue from sales of its AI-enabled software logistics services in India. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. As of December 31, 2025, 58% of accounts receivable were due from three customers in India that each individually owed more than 10% of the Company’s total accounts receivable. At December 31, 2024, no customer individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s largest customer and three largest customers collectively as a percentage of total net sales was 32% and 72% of the Company’s revenue, respectively, for the year ended December 31, 2025. The loss of any of these customers could have an adverse impact on the Company.

Note 17 – Related Party Transactions

Stingray Holdings Music Subscription Agreement

The Company has a music subscription sharing agreement with Stingray Group under which the Company generated music subscription revenue of $64,000 and $780,000 during the years ended December 31, 2025 and 2024, respectively. This revenue was included in net loss from discontinued operations on the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had $0 and $212,000, respectively, due from Stingray Group for music subscription reimbursement. These accounts receivable were included in current assets of discontinued operations in the Company’s consolidated balance sheets as of December 31, 2024. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of the Company’s board of directors until October 6, 2025.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On May 2, 2025, the loan payable of $2,008,000 of SMCB and the loan receivable of $2,008,000 of the Company were eliminated in consolidation. As a result, no such loans payable and loans receivable were outstanding on the Company’s condensed consolidated balance sheet at December 31, 2025. Also on May 2, 2025, revenue generated by SMCB for services performed by SMCB under the MSA of $304,000, and expenses for the Company for services performed by SMCB under the MSA of $304,000, during the period commencing January 1, 2025 and ending May 2, 2025 were eliminated in consolidation on May 2, 2025. As a result, no such revenue and expenses were reflected on the Company’s condensed consolidated statements of operations for the year ended December 31, 2025 and 2024.

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

The following table summarizes the allocation of the purchase price as May 2, 2025, the date the acquisition was completed:

Consideration:
Promissory note	$1,750,000
119,742 shares of common stock	316,000
Assumption of debt	2,008,000
Total	$4,074,000

Identifiable net tangible assets acquired:
Cash and cash equivalents	$593,000
Accounts receivable, net	319,000
Prepaid expenses and other current assets	377,000
Property and equipment, net	11,000
Other non-current assets	128,000
Accounts payable, accrued expenses and other liabilites	(731,000)
Net tangible assets acquired	$697,000

Identifiable intangible assets acquired:
Customer relationships	$1,007,000
Reacquired rights	294,000
Trade name	180,000
Net intangible assets acquired	$1,481,000

Net assets acquired	$2,178,000

Goodwill	$1,896,000

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the acquisition as though it had been completed on January 1, 2024. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the year ended December 31, 2025 and 2024 reflect the combined performance of the Company and the SMCB business for that period. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the accompanying unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the acquisition date occurred on January 1, 2024, nor does it attempt to forecast future consolidated results of operations.

	Year ended
	December 31, 2025	December 31, 2024
Net revenue	$8,394,527	$6,432,000
Operating loss from continuing operations	(11,215,915)	(16,092,000)
Net loss	$(25,251,915)	$(26,535,000)

Additional information on the acquisition of SMCB is presented in Note 20 – Subsequent Events.

Note 19 – Discontinued Operations

On August 1, 2025, the Company entered into an asset purchase agreement with SMC and Stingray Music USA, Inc. (“Stingray USA”) pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with the Company’s Singing Machine business for $500,000. The transaction closed on August 1, 2025.

The Company determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the consolidated balance sheets, the consolidated statements of operations and the consolidated statement of cash flows have been adjusted for prior periods to reflect the Singing Machine business as a discontinued operation.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The following table summarizes the results of the Singing Machine business as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31, 2025	December 31, 2024

Net Sales	$4,019,000	$23,197,000

Cost of Goods Sold	2,033,000	18,222,000

Gross Profit	1,986,000	4,975,000

Operating Expenses
Selling expenses	1,098,000	2,874,000
General and administrative expenses	2,429,000	7,584,000
Total Operating Expenses	3,527,000	10,458,000

Loss From Operations	(1,541,000)	(5,483,000)

Other Expenses
Gain on sale of Singing Machine business	179,000	-
Total Other Expenses	179,000	-

Loss Before Income Tax Benefit	(1,362,000)	(5,483,000)

Income Tax	-	-

Net Loss From Discontinued Operations	$(1,362,000)	$(5,483,000)

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The following table summarizes the assets and liabilities of the Singing Machine business as a discontinued operation in the consolidated balance sheet for the year ended December 31, 2024:

December 31, 2024

Assets

Current Assets
Cash	$317,000
Accounts receivable, net	4,252,000
Accounts receivable, related party	212,000
Inventory	2,186,000
Returns asset	1,621,000
Prepaid expenses and other current assets	61,000
Total Current Assets of Discontinued Operations	$8,649,000

Property and equipment, net	282,000
Other non-current assets	124,000
Total Non-Current Assets of Discontinued Operations	$406,000

Liabilities

Current Liabilities
Accounts payable	$3,421,000
Accrued expenses	2,478,000
Refund due to customer	38,000
Reserve for sales returns	3,355,000
Other current liabilities	95,000
Total Current Liabilities of Discontinued Operations	$9,387,000

There are no assets or liabilities of the discontinued operations as of December 31, 2025.

The following table summarizes the cash flows of the Singing Machine business as a discontinued operation in the consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31, 2025	December 31, 2024

Net cash used in operating activities	$(2,539,000)	$(5,080,000)
Net cash provided by investing activities	845,000	122,000
Net cash provided by financing activities	-	-
Total cash used in discontinued operations	$(1,694,000)	$(4,958,000)

Note 20 – Subsequent Events

Streeterville Capital Transaction

Pre-Paid Purchase #1

Between January 1, 2026 and March 13, 2026, the Company repaid outstanding principal in the amount of $3,305,000 under the First Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 3,218,166 shares of the Company’s common stock. The current outstanding balance of the First Pre-Paid Purchase is $1,085,000.

ALGORHYTHM HOLDINGS, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Pre-Paid Purchase #2

Between January 1, 2026 and February 13, 2026, the Company repaid outstanding principal in the amount of $4,912,000 under the Second Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 6,447,017 shares of the Company’s common stock. The Second Pre-Paid Purchase was repaid in full on February 13, 2026.

Pre-Paid Purchase #3

Between January 1, 2026 and January 7, 2026, the Company repaid outstanding principal in the amount of $991,000 under the Third Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 1,132,410 shares of the Company’s common stock. The Third Pre-Paid Purchase was repaid in full on January 7, 2026.

Pre-Paid Purchase #4

On February 17, 2026, the Company entered into Secured Pre-Paid Purchase #4 with Streeterville (“Pre-Paid Purchase #4”). Pre-Paid Purchase #4 provides for a fourth Pre-Paid Purchase in the principal amount of $10,355,000, before deducting an original issue discount of $855,000 (the “Fourth Pre-Paid Purchase”). The Fourth Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. The Fourth Pre-Paid Purchase is similar to the Second Pre-Paid Purchase in that the Fourth Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $3,500,000, and (ii) 90% of the then-current outstanding balance of the Fourth Pre-Paid Purchase (the “PPP4 Minimum Balance Amount”). Accordingly, of the $9,500,000 in proceeds that the Company received from the Fourth Pre-Paid Purchase, $3,500,000 was placed in the DACA Account.

The Company has the right to use funds in the DACA Account to repay any portion of the outstanding balance of the Fourth Pre-Paid Purchase, but only so long as the payment does not cause the outstanding balance to drop below the PPP4 Minimum Balance Amount. As long as no event of default has occurred, the Company may withdraw from the Deposit Account any funds in excess of the PPP4 Minimum Balance Amount. RIME Holdings executed a guaranty of the obligations outstanding under the Fourth Pre-Paid Purchase for the benefit of Streeterville.

The Company paid Univest a cash fee equal to eight percent of the aggregate gross proceeds received from the Fourth Pre-Paid Purchase that were not placed in the DACA Account. The Company will pay Univest a cash fee equal to eight percent of the funds held in the DACA Account when they are released to the Company.

The Company has not repaid any of the principal outstanding under the Fourth Pre-Paid Purchase.

Acquisition of SMCB

In January 2026, the Indian government approved the purchase by SemiCab Holdings of the remaining outstanding equity share in SMCB, representing 0.01% of the issued and outstanding equity shares of SMCB, from Sudheer Srinivas Kadandale for $10.

