Form 10-Q
period 2026-03-31
Algorhythm Holdings, Inc.
filed 2026-05-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41405

ALGORHYTHM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL	33309	(954) 800-0425
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RIME	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of May 11, 2026, there were 14,651,665 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

ALGORHYTHM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash	$7,699,000	$1,632,000
Restricted cash	3,240,000	4,514,000
Accounts receivable, net of allowances of $113,000 and $113,000, respectively	918,000	1,061,000
Prepaid expenses and other current assets	1,773,000	729,000
Total Current Assets	13,630,000	7,936,000

Property and equipment, net	34,000	22,000
Other non-current assets	81,000	79,000
Intangible assets, net	2,028,000	2,005,000
Goodwill	2,682,000	2,682,000
Total Assets	$18,455,000	$12,724,000

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$984,000	$1,413,000
Accrued expenses	1,691,000	1,556,000
Other current liabilities	688,000	69,000
Promissory notes payable, net	9,498,000	9,102,000
Notes payable to related parties	2,300,000	2,300,000
Total Current Liabilities	15,161,000	14,440,000

Long-term provision for employee benefits	126,000	144,000
Total Liabilities	15,287,000	14,584,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.01 par value; 800,000,000 and 100,000,000 shares authorized; 14,651,665 and 3,414,542 shares issued and outstanding at March 31, 2026 and December 31, 2025	147,000	35,000
Additional paid-in capital	75,979,000	65,674,000
Accumulated other comprehensive loss	(32,000)	(25,000)
Accumulated deficit	(70,149,000)	(65,043,000)
Non-controlling interest	(2,019,000)	(1,743,000)
Treasury stock, 10,990 shares reserved at March 31, 2026 and December 31, 2025	(758,000)	(758,000)
Total Shareholders’ Equity (Deficit)	3,168,000	(1,860,000)

Total Liabilities and Shareholders’ Equity/ (Deficit)	$18,455,000	$12,724,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Net Sales	$2,400,000	$123,000

Cost of Sales	3,077,000	129,000

Gross Loss	(677,000)	(6,000)

Operating Expenses
Selling expenses	33,000	-
General and administrative expenses	3,634,000	1,056,000
Total Operating Expenses	3,667,000	1,056,000

Loss From Operations	(4,344,000)	(1,062,000)

Other Expenses
Change in fair value of warrant liability	-	(6,468,000)
Interest expense, net	(1,036,000)	(16,000)
Total Other Expenses	(1,036,000)	(6,484,000)

Loss From Continuing Operations Before Income Tax	(5,380,000)	(7,546,000)

Income tax loss attributable to continuing operations	-	-

Net Loss From Continuing Operations	(5,380,000)	(7,546,000)

Net loss from discontinued operations	-	(1,748,000)

Net Loss	(5,380,000)	(9,294,000)

Net loss attributable to non-controlling interest	274,000	103,000

Net Loss Available to Common Shareholders	$(5,106,000)	$(9,191,000)

Loss Per Common Share
Basic and diluted from continuing operations	$(0.52)	$(3.77)
Basic and diluted from discontinued operations	-	(0.89)
Basic and diluted	$(0.52)	$(4.66)

Weighted Average Common and Common Equivalent Shares:
Basic and diluted	9,897,743	1,972,869

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Net Loss	$(5,380,000)	$(9,294,000)

Other comprehensive loss
Foreign currency translation adjustment	(9,000)	-
Total Comprehensive Loss	(5,389,000)	(9,294,000)

Total comprehensive loss attributable to non-controlling interest	276,000	103,000

Total Comprehensive Loss Available to Common Shareholders	$(5,113,000)	$(9,191,000)

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Capital	Stock	Loss	Deficit	Interest	Total
Balance at December 31, 2024	470,825	$5,000	$39,682,000	$-	$-	$(49,172,000)	$(1,036,000)	$(10,521,000)

Net loss	-	-	-	-	-	(9,191,000)	(103,000)	(9,294,000)
Exercise of Series B warrants	1,910,975	19,000	15,195,000	-	-	-	-	15,214,000
Stock-based compensation	23,818	-	85,000	-	-	-	-	85,000
Reclassification of Series A warrants to equity	-	-	7,857,000	-	-	-	-	7,857,000
Repurchase of common stock from related parties	(10,990)	-	758,000	(758,000)	-	-	-	-
Other	201	-	-	-	-	-	-	-

Balance at March 31, 2025	2,394,829	$24,000	$63,577,000	$(758,000)	$-	$(58,363,000)	$(1,139,000)	$3,341,000

Balance at December 31, 2025	3,414,542	$35,000	$65,674,000	$(758,000)	$(25,000)	$(65,043,000)	$(1,743,000)	$(1,860,000)

Net loss	-	-	-	-	-	(5,106,000)	(274,000)	(5,380,000)
Foreign currency translation adjustment	-	-	-	-	(7,000)	-	(2,000)	(9,000)
Stock-based compensation	439,530	4,000	919,000	-	-	-	-	923,000
Common stock issued upon settlement of prepaid purchases	10,797,593	108,000	9,386,000	-	-	-	-	9,494,000

Balance at March 31, 2026	14,651,665	$147,000	$75,979,000	$(758,000)	$(32,000)	$(70,149,000)	$(2,019,000)	$3,168,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities
Net loss from continuing operations	$(5,380,000)	$(7,546,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net foreign currency translation adjustment	(9,000)	-
Depreciation and amortization of property and equipment and intangible assets	93,000	15,000
Amortization of debt discount and issuance cost	762,000	-
Change in fair value of warrant liability	-	6,468,000
Stock-based compensation	923,000	85,000
Changes in operating assets and liabilities:
Accounts receivable	143,000	27,000
Prepaid expenses and other current assets	(1,044,000)	-
Other non-current assets	(2,000)	43,000
Accounts payable	(429,000)	(230,000)
Accrued expenses	420,000	(1,236,000)
Other current liabilities	619,000	-
Provision for employee benefits	(18,000)	-
Net cash used in operating activities attributable to continuing operations	(3,922,000)	(2,374,000)

Cash flows from investing activities
Purchase of property and equipment	(14,000)	-
Capitalization of internal use software costs	(114,000)	-
Advances to SMCB	-	(672,000)
Net cash used in investing activities attributable to continuing operations	(128,000)	(672,000)

Cash flows from financing activities
Proceeds from issuance of promissory notes, net of offering costs and discounts	9,020,000	-
Payment of promissory notes	(177,000)	-
Net cash provided by financing activities attributable to continuing operations	8,843,000	-

Net cash used in operating activities attributable to discontinued operations	-	(921,000)
Net cash provided by investing activities attributable to discontinued operations	-	1,000
Net cash provided by financing activities attributable to discontinued operations	-	-
Total cash used in discontinued operations	-	(920,000)

Net change in cash	4,793,000	(3,966,000)

Cash and restricted cash at beginning of period	6,146,000	7,233,000
Cash and restricted cash at end of period	$10,939,000	$3,267,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,000	$17,000

Non-cash investing and financing cash flow information:
Common stock issued upon settlement of prepaid purchases	$9,494,000	$-
Reclassification of Series A warrants to equity	$-	$7,857,000
Common stock issued for exercise of Series B warrants	$-	$15,214,000
Repurchase of common stock - related parties	$-	758,000

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

Prior to August 1, 2025, the Company had a second business, which was Singing Machine. Singing Machine was a home karaoke consumer products business that designed and distributed karaoke products to retailers and ecommerce partners globally through its subsidiary, The Singing Machine Company, Inc. The Company sold its Singing Machine business on August 1, 2025. Accordingly, the Company no longer owns or operates the Singing Machine business. The results of operations, cash flows, and related assets and liabilities of the Singing Machine business have been classified as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented.

The Company’s operations include its 80%-owned subsidiaries, SemiCab Holdings, LLC, a Nevada limited liability company (“SemiCab Holdings”), and SMCB Solutions Private Limited, an Indian company (“SMCB”), and its wholly-owned subsidiaries, SMC Logistics, Inc., a California corporation (“SMCL”), SMC-Music, Inc., a Florida corporation (“SMCM”), SMC (HK) Limited, a Hong Kong company (“SMH”), The Singing Machine Company, Inc., a Delaware corporation (“SMC”), and RIME Holdings, LLC, a Utah limited liability company (“Rime”).

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

The Company determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the Company has presented the results of the Singing Machine business as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. All amounts and disclosures included in these condensed consolidated financial statements reflect the Company’s continuing operations unless otherwise noted. Additional information is presented in Note 17 – Discontinued Operations.

Note 3 – Liquidity, Going Concern and Management Plans

Going Concern Analysis

As of March 31, 2026, the Company’s cash and restricted cash balance was $10,939,000. This will not be sufficient to fund its planned operations for at least one year after the date the condensed consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s condensed consolidated financial statements are issued.

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

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2026 and condensed financial statement information for the three months ended March 31, 2026 and 2025 are unaudited whereas the condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to the Company’s significant accounting policies as disclosed on the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Segment Reporting

Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”). Prior to August 1, 2025, the CODM determined that the Company operated in two reportable segments: (i) the SemiCab business, and (ii) the Singing Machine business. On August 1, 2025, the Company completed the sale of its Singing Machine business. Upon the completion of this transaction, the Company began operating as a single reportable segment consisting of its SemiCab business. The CODM evaluates and manages the Company’s operations using net loss as the primary measure to allocate resources, make operating decisions, and assess financial performance. In addition, the CODM considers non-financial information and other qualitative factors when evaluating performance, establishing compensation, monitoring budget-to-actual results, and making capital allocation decisions. Additional information is presented in Note 13 – Segment Information and Revenue Disaggregation.

Recent Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810). This ASU provides that a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a Variable Interest Entity (“VIE”). The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies the guidance in both ASC 718 and ASC 606 on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer. The ASU is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred” (as determined under ASC 718). ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326), which provides a practical expedient for measuring expected credit losses on current receivables and contract assets arising under Topic 606, Revenue from Contracts with Customers. The ASU allows entities to assume that the macroeconomic conditions existing at the balance sheet date will remain unchanged over the remaining life of those assets. The Company adopted this ASU on January 1, 2026, and the adoption did not have a material impact on its condensed consolidated financial statements.

In August 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). This ASU simplifies the accounting for costs incurred in the development of internal-use software by removing the concept of multiple project stages. Under the new guidance, capitalization begins when management authorizes and commits funding to the project and it is probable that the project will be completed and the software placed into service. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815). This ASU clarifies the scope of derivative accounting for certain contracts and provides guidance on share-based, non-cash consideration received from a customer under Topic 606. The amendments expand a scope exception for contracts whose underlying is based on an entity’s own operations or activities, reducing the number of arrangements that qualify as derivatives. The ASU also clarifies the accounting for share-based consideration received from a customer. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11). The purpose of this ASU is to improve the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU also add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. The amendments in this ASU are effective for all public companies for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

Note 5 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at March 31, 2026 and December 31, 2025 is as follows:

	Useful	March 31,	December 31,
	Life	2026	2025
Computer and office equipment	3-5 years	$78,000	$64,000
Less: accumulated depreciation		(44,000)	(42,000)
		$34,000	$22,000

Depreciation expense was $2,000 and $0 for the three months ended March 31, 2026 and 2025, respectively.

A summary of the Company’s intangible assets at March 31, 2026 and December 31, 2025 is as follows:

	Useful	March 31,	December 31,
	Life	2026	2025
Customer relationships of SemiCab, Inc.	9 years	$25,000	$25,000
Trade name of SemiCab, Inc.	9 years	25,000	25,000
Developed technology of SemiCab, Inc.	6 years	325,000	325,000
Customer relationships of SMCB	9 years	1,008,000	1,008,000
Reacquired rights of SMCB	5 years	294,000	294,000
Trade name of SMCB	5 years	180,000	180,000
Internal use software	5 years	533,000	419,000
		2,390,000	2,276,000
Less: accumulated amortization		(362,000)	(271,000)
		$2,028,000	$2,005,000

Amortization expense was $91,000 and $15,000 for the three months ended March 31, 2026 and 2025, respectively.

On May 2, 2025, SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. In connection with the acquisition, the Company recorded additional goodwill in the amount of $1,896,000. As a result, the balance of the Company’s goodwill was $2,682,000 on December 31, 2025.

During the year ended on December 31, 2025, the Company tested the recorded amount of goodwill from the acquisition of SemiCab, Inc.’s business on July 3, 2024 and SMCB on May 2, 2025 for impairment to see if the carrying amount of goodwill exceeded its carried value as of December 31, 2025. As a result of this test, the Company determined that no impairment of goodwill was needed to be recorded as of December 31, 2025.

During the three months ended March 31, 2026, the Company evaluated whether any events or changes in circumstances indicated that it is more likely than not that the fair value of its reporting unit was less than its carrying amount. The Company determined that no such triggering events occurred, and therefore, no interim goodwill impairment test was required.

The following table presents the changes in the value of the goodwill recognized in connection with the acquisition of SemiCab, Inc. business on July 3, 2024 and SMCB on May 2, 2025:

Balance at January 1, 2024	$-0-
Goodwill from acquisition of SemiCab, Inc.’s business on July 3, 2024	4,378,000
Impairment of goodwill	(3,592,000)
Balance at December 31, 2024	786,000
Goodwill from acquisition of SMCB on May 2, 2025	1,896,000
Impairment of goodwill	-0-
Balance at December 31, 2025	2,682,000
Impairment of goodwill	-0-
Balance at March 31, 2026	$2,682,000

Note 6 – Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	March 31,	December 31,
	2026	2025
Loans assumed in acquisition of SemiCab, Inc.’s business	$550,000	$550,000
Promissory note issued for acquisition of SMCB	1,750,000	1,750,000
Total	$2,300,000	$2,300,000

Loans With Related Parties Assumed in Acquisition of SemiCab, Inc.’s Business

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab, Inc.’s business. The Company incurred interest expense on these loans of $13,000 and $15,000 for the three months ended March 31, 2026, and March 31, 2025, respectively. In relation to these loans, the Company had accrued interest payable of $4,000 as of March 31, 2026 that was included within accounts payables in the Company’s condensed consolidated balance sheets. The Company did not have any accrued interest payable as of December 31, 2025.

The terms of each loan and the balances as of March 31, 2026 and December 31, 2025 are summarized in the table below:

	Issue	Maturity	Interest	Outstanding Principal
Note Holder	Date	Date	Rate	March 31, 2026	December 31, 2025
Ajesh Kapoor	7/10/2021	7/10/2026	9%	$150,000	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	9%	235,000	235,000
Vivek Sehgal	4/17/2023	10/13/2023	10%	-	-
Ajesh Kapoor	5/5/2023	5/4/2024	10%	-	-
Ajesh Kapoor	5/17/2023	2/1/2026	10%	165,000	165,000
Total				$550,000	$550,000

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

Promissory Note Issued for Acquisition of SMCB

On May 2, 2025, the Company and SemiCab Holdings acquired 99.99% of the equity shares of SMCB from SemiCab, Inc. pursuant to which, in part, the Company issued a promissory note to SemiCab, Inc. in the principal amount of $1,750,000. A discussion of this transaction and the terms of the promissory note is set forth herein in Note 16 – Acquisition of SMCB.

Note 7 – Commitments and Contingencies

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

In connection with the acquisition of the SemiCab, Inc.’s business, the Company assumed this settlement liability. The final payment of the settlement was made during the year ended December 31, 2025. Accordingly, there was no unpaid balance at March 31, 2026 or December 31, 2025.

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

On June 21, 2023, Blue Yonder filed a lawsuit claiming damages in the amount of $275,000 with the Maricopa County Superior Court in Arizona. The suit was found in favor of Blue Yonder in the amount of $509,119, subject to two separate milestone payments that would otherwise deem the entire balance due satisfied if either milestone payment is made by the Company. The first milestone payment for $175,000 and was due on July 1, 2024 and was not made. In the event this payment is made, the remaining settlement shall be deemed satisfied. If this payment is not made, the Company shall owe a total of $225,000 by October 1, 2024. In the event this payment is made, the remaining settlement shall be deemed satisfied. If neither payment is made, Blue Yonder shall be entitled to execute the full $509,119 beginning January 1, 2025. As of the date of this filing, none of the scheduled payments have been made. A liability of $506,000 was recorded within accrued expenses on the accompanying condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

Note 8 – 2022 Equity Incentive Plan

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

On January 1, 2026, the number of shares available for issuance under the plan increased to 5,710,066 in accordance with the terms of the plan. As of March 31, 2026, 3,919,911 shares remained available for issuance under the plan.

The Company granted awards representing 1,506,489 shares of common stock during the three months ended March 31, 2026. The Company did not grant any share-based awards during the three months ended March 31, 2025. No awards were forfeited during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, 1,790,155 and 283,666 shares, respectively, were subject to outstanding awards under the plan.

Stock-based compensation expense represents the grant-date fair value of awards, recognized on a straight-line basis over the requisite service period. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to stock options and restricted stock awards of $923,000 and $85,000, respectively.

As of March 31, 2026, there was $2,098,000 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately three years and six months. Stock options vested as of March 31, 2026 had no intrinsic value.

As of March 31, 2026, there was $114,000 of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of approximately one year and two months.

Note 9 – Net Loss Per Share

The computations of basic and dilutive loss per share of common stock outstanding for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net loss available to common shareholders	$(5,106,000)	$(9,191,000)
Basic and diluted weighted average of common stock outstanding	9,897,743	1,972,869
Loss per common share	$(0.52)	$(4.66)

The computation of the fully diluted weighted average number of shares of common stock outstanding for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Basic weighted average common shares outstanding	9,897,743	1,972,869
Effect of dilutive stock options and warrants	-	-
Diluted weighted average of common shares outstanding	9,897,743	1,972,869

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

For the three months ended March 31, 2026, 1,248,008 shares of common stock underlying stock options and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive. For the three months ended March 31, 2025, 488 shares of common stock underlying stock options and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive.

Note 10 – Securities Transactions

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

The Company assessed the Series A and B warrants under ASC 480 and ASC 815 and determined that the Series A and B warrants needed to be classified as liabilities as they did not meet the requirements to be considered indexed to the Company’s own stock, due to (a) the adjustment to the exercise price tied to shareholder approval, and (b) the potential change in the settlement amount of the Series B warrants upon an alternative cashless exercise election. Additionally, the Company concluded at issuance that it would not have sufficient authorized and available shares of common stock to settle the Series A and B warrants. See Note 11 – Derivative Liability.

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

On January 13, 2025, the Company’s stockholders approved the issuance of the Series A and B warrants, at which time all of the Series A and B warrants became exercisable. This approval triggered an adjustment to the exercise price of the Series A warrants to $8.38. In connection with this approval, the holders of the Series B Warrants exercised their warrants in full under the alternative cashless exercise provision, resulting in the issuance of 1,910,975 shares of common stock and no additional proceeds received by the Company. The warrant liability reflected on the Company’s consolidated balance sheet at December 31, 2024 was reclassified to additional paid-in capital on the Company’s consolidated balance sheet at December 31, 2025. The Company recognized a loss of $6,468,000 during the three months ended March 31, 2025 for the change in the fair value measurement of the warrant liability as of the date the warrant liability was reclassified to equity.

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

The Company incurred and paid $3,000 of interest expense under the promissory note during the three months ended March 31, 2026. The outstanding balance of this note was $32,000 as of March 31, 2026. This amount is presented in the Company’s condensed consolidated balance sheets net of unamortized issuance costs of $7,000 as of March 31, 2026.

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

The Company incurred $5,000 of interest expense under the promissory note during the three months ended March 31, 2026. The outstanding balance of this note was $60,000 as of March 31, 2026. This amount is presented in the Company’s condensed consolidated balance sheets net of unamortized issuance costs of $13,000 as of March 31, 2026.

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

The Company incurred and paid $3,000 of interest expense under the promissory note during the three months ended March 31, 2026. The outstanding balance of this note was $32,000 as of March 31, 2026. This amount is presented in the Company’s condensed consolidated balance sheets net of unamortized issuance costs of $4,000 as of March 31, 2026.

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

The Company incurred and paid $3,000 of interest expense under the promissory note during three months ended March 31, 2026. The promissory note was paid in full during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, the Company repaid an aggregate principal amount of $3,305,000 under the First Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 3,218,166 shares of the Company’s common stock, and recognized $69,000 of interest expense associated with the First Pre-Paid Purchase. As of March 31, 2026, the outstanding principal balance of the First Pre-Paid Purchase was $1,085,000, which is reflected in the condensed consolidated balance sheets net of unamortized issuance costs of $671,000.

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

The Second Pre-Paid Purchase was similar to the First Pre-Paid Purchase, however the Second Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $4,500,000, and (ii) 90% of the then-current outstanding balance of the Second Pre-Paid Purchase (the “PPP2 Minimum Balance Amount”). The secured funds are being held in a deposit account (the “DACA Account”) held by RIME Holdings, LLC, a Utah limited liability company and wholly-owned subsidiary of the Company that the Company formed in connection with this transaction (“RIME Holdings”), pursuant to a Deposit Account Control Agreement, dated November 13, 2025, by and among RIME Holdings, Lakeside Bank, an Illinois banking company (“Lakeside Bank”), and Streeterville. Accordingly, of the $5,000,000 of net proceeds that the Company received from the Second Pre-Paid Purchase, $4,500,000 were placed in the DACA Account.

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

During the three months ended March 31, 2026, the Company repaid an aggregate principal amount of $4,913,000 under the Second Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 6,447,017 shares of the Company’s common stock, and recognized $45,000 of interest expense associated with the Second Pre-Paid Purchase. The Second Pre-Paid Purchase was repaid in full on February 13, 2026.

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

During the three months ended March 31, 2026, the Company repaid an aggregate principal amount of $991,000 under the Third Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 1,132,410 shares of the Company’s common stock, and recognized $2,000 of interest expense associated with the Third Pre-Paid Purchase. The Third Pre-Paid Purchase was repaid in full on January 7, 2026.

Pre-Paid Purchase #4

On February 17, 2026, the Company entered into Secured Pre-Paid Purchase #4 with Streeterville (“Pre-Paid Purchase #4”). Pre-Paid Purchase #4 provides for a fourth Pre-Paid Purchase in the principal amount of $10,355,000, before deducting an original issue discount of $855,000 (the “Fourth Pre-Paid Purchase”). The Fourth Pre-Paid Purchase accrues interest at the rate of nine percent per annum and has a maturity date of three years. The Fourth Pre-Paid Purchase is similar to the Second Pre-Paid Purchase in that the Fourth Pre-Paid Purchase is secured by cash in an amount not less than the lesser of: (i) $3,500,000, and (ii) 90% of the then-current outstanding balance of the Fourth Pre-Paid Purchase (the “PPP4 Minimum Balance Amount”). Accordingly, of the $9,500,000 of net proceeds that the Company received from the Fourth Pre-Paid Purchase, $3,500,000 was placed in the DACA Account.

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

During the three months ended March 31, 2026, the Company recognized $109,000 of interest expense associated with the Fourth Pre-Paid Purchase. The Company has not repaid any of the principal outstanding under the Fourth Pre-Paid Purchase. As of March 31, 2026, the outstanding principal balance of the Fourth Pre-Paid Purchase was $10,355,000, which is reflected in the condensed consolidated balance sheets net of unamortized issuance costs of $1,288,000.

Note 11 – Derivative Liability

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

The key inputs for the Series A and Series B warrant liabilities were as follows:

Warrant Liability – Series A Warrants	Issuance Date	December 31, 2024	January 13, 2025
Stock price on valuation date	$18.00	$18.00	$8.38
Exercise price	$34.00	$34.00	$8.38
Number of shares of common stock	279,412	279,412	1,133,652
Remaining term (years)	5.00	4.93	4.88
Annual equity volatility	113.0%	114.0%	126.00%
Annual volume volatility	377.0%	379.0%	377.00%
Risk-free interest rate	3.95%	4.29%	4.32%
Expected stockholder approval date	January 14, 2025	January 14, 2025	January 13, 2025
Expected stockholder approval probability	50%	50%	100%

Warrant Liability – Series B Warrants	Issuance Date	December 31, 2024
Stock price on valuation date	$18.00	$18.00
Exercise price	$68.00	$68.00
Number of shares of common stock	279,412	279,412
Remaining term (years)	2.50	2.43
Annual equity volatility	126.0%	120.0%
Annual volume volatility	409.0%	416.0%
Risk-free interest rate	4.00%	4.17%
Expected stockholder approval date	January 14, 2025	January 14, 2025
Expected stockholder approval probability	50%	50%

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

The Company did not have any warrant liabilities outstanding at March 31, 2026 and December 31, 2025.

The following table provides a roll-forward of the fair value of the derivative liabilities described above during the three months ended March 31, 2025:

	Series A Warrants	Series B Warrants	Total
Balance at December 31, 2024	5,456,000	11,147,000	16,603,000
Exercises	—	(15,214,000)	(15,214,000)
Loss on change in fair value	2,401,000	4,067,000	6,468,000
Reclassification to equity	(7,857,000)	—	(7,857,000)
Balance at March 31, 2025	—	—	—

The Company did not have any derivative liabilities outstanding during the three months ended March 31, 2026.

The following table provides a roll-forward of the number of warrants exercised during the three months ended March 31, 2026 and 2025:

	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at December 31, 2024	279,412	279,412	4,511	563,335
Exercises	—	(279,412)	—	(279,412)
Balance at March 31, 2025	279,412	—	4,511	283,923

Balance at December 31, 2025	279,412	—	4,511	283,923
Exercises	—	—	—	—
Balance at March 31, 2026	279,412	—	4,511	283,923

The Company did not issue any warrants during the three months ended March 31, 2026 and 2025.

Note 12 – Income Taxes

The Company did not have any provision for income taxes for the three months ended March 31, 2026 and 2025. The Company’s income tax expense differs from the expected tax expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three months ended March 31, 2026 and 2025.

Note 13 – Segment Information and Revenue Disaggregation

Segment Information

In accordance with ASC 280, Segment Reporting, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, and whose operating results are regularly reviewed by the CODM in allocating resources and assessing performance.

Prior to August 1, 2025, the CODM determined that the Company operated in two reportable segments: (i) the SemiCab business, and (ii) the Singing Machine business. On August 1, 2025, the Company completed the sale of its Singing Machine business. Upon the completion of this transaction, the Company began operating as a single reportable segment consisting of its SemiCab business. As a result of the sale, the operating results and cash flows of the Singing Machine business have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. Additional information regarding the discontinued operations is provided in Note 17 – Discontinued Operations.

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

Geographic Information

Revenue is attributed to geographic areas based on the location where services are rendered. For the three months ended March 31, 2026, all of the Company’s revenues were generated from customers located in India. For the three months ended March 31, 2025, all of the Company’s revenues were generated from customers located in the United States.

Note 14 – Concentrations, Risks and Uncertainties

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

Revenue Concentration

The Company derives a majority of its revenue from sales of its AI-enabled software logistics services in India. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. As of March 31, 2026, 47% of accounts receivable were due from two customers in India that each individually owed more than 10% of the Company’s total accounts receivable. As of December 31, 2025, 58% of accounts receivable were due from three customers in India that each individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s largest customer and three largest customers collectively as a percentage of total net sales was 25% and 74% of the Company’s revenue, respectively, for the three months ended March 31, 2026. The loss of any of these customers could have an adverse impact on the Company.

Note 15 – Related Party Transactions

Stingray Holdings Music Subscription Agreement

The Company had a music subscription sharing agreement with Stingray Group under which the Company generated music subscription revenue of $264,000 during the three months ended March 31, 2025. This revenue was included in net loss from discontinued operations on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025. The Company did not generate any music subscription revenue under this agreement during the three months ended March 31, 2026 as the Company sold its Singing Machine business to Stingray Group on August 1, 2025. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of the Company’s board of directors until October 6, 2025.

SMCB

VIE Analysis

The Company determined that SMCB, which was a subsidiary of SemiCab, Inc. prior to SemiCab Holdings’ acquisition of 99.99% of the equity shares of SMCB on May 2, 2025, is a VIE as the Company provides financial support to SMCB. While not contractually obligated, SMCB currently relies on the Company’s reimbursement of certain costs under an intercompany services agreement (“MSA”) whereby SMCB agrees to provide IT software development services to SemiCab, Inc. In exchange, under the MSA, the Company grants intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2025. As a result of this relationship and the financial support provided by the Company to SMCB under the loan agreement described below to fund SMCB’s operations, SMCB has been determined to be a VIE prior to May 2, 2025.

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

On May 2, 2025, the loan payable of $2,008,000 of SMCB and the loan receivable of $2,008,000 of the Company were eliminated in consolidation. As a result, no such loans payable and loans receivable were outstanding on the Company’s condensed consolidated balance sheet at December 31, 2025. Also on May 2, 2025, revenue generated by SMCB for services performed by SMCB under the MSA of $304,000, and expenses for the Company for services performed by SMCB under the MSA of $304,000, during the period commencing January 1, 2025 and ending May 2, 2025 were eliminated in consolidation on May 2, 2025. As a result, no such revenue and expenses were reflected on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025.

Note 16 – Acquisition of SMCB

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

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the acquisition as though it had been completed on January 1, 2025. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the three months ended March 31, 2026 and 2025 reflect the combined performance of the Company and the SMCB business for those periods. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the acquisition date occurred on January 1, 2025, nor does it attempt to forecast future consolidated results of operations.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net revenue	$2,400,000	$2,776,000
Operating loss from continuing operations	(5,380,000)	(8,436,000)
Net loss	$(5,380,000)	$(10,184,000)

Note 17 – Discontinued Operations

On August 1, 2025, the Company entered into an asset purchase agreement with SMC and Stingray USA pursuant to which Stingray USA purchased substantially all of the assets, and assumed most of the liabilities, associated with the Company’s Singing Machine business for $500,000. The transaction closed on August 1, 2025.

The Company determined that the sale of the Singing Machine business met the criteria under ASC 205-20, to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the condensed consolidated balance sheets, the condensed consolidated statements of operations and the condensed consolidated statement of cash flows have been adjusted for prior periods to reflect the Singing Machine business as a discontinued operation.

The following table summarizes the results of the Singing Machine business as a discontinued operation in the consolidated statements of operations for the three months ended March 31, 2025:

For the Three Months Ended
March 31, 2025

Net Sales	$1,870,000

Cost of Goods Sold	1,364,000

Gross Profit	506,000

Operating Expenses
Selling expenses	764,000
General and administrative expenses	1,490,000
Total Operating Expenses	2,254,000

Loss From Operations	(1,748,000)

Income Tax	-

Net Loss From Discontinued Operations	$(1,748,000)

There were no results of the Singing Machine business as a discontinued operation in the consolidated statements of operations for the three months ended March 31, 2026, and there were no assets and liabilities of the Singing Machine business as a discontinued operation in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, as the business had been sold on August 1, 2025.

The following table summarizes the cash flows of the Singing Machine business as a discontinued operation in the condensed consolidated statements of cash flows for the three months ended March 31, 2025:

For the Three Months Ended
March 31, 2025

Net cash used in operating activities attributable to discontinued operations	$(921,000)
Net cash provided by investing activities attributable to discontinued operations	1,000
Net cash provided by financing activities attributable to discontinued operations	-
Total cash used in discontinued operations	$(920,000)

There were no cash flows of the Singing Machine business as a discontinued operation in the condensed consolidated statements of cash flows for the three months ended March 31, 2026 as the business had been sold on August 1, 2025.

Note 18 – Subsequent Events.

The Company failed to make the initial payment of $1,500,000 due to SemiCab, Inc. on May 2, 2026 under the promissory note that it issued to SemiCab, Inc. on May 2, 2025. As a result, an event of default was triggered under the promissory note.

On May 9, 2026, the Company and SemiCab, Inc. entered into a forbearance agreement pursuant to which: (i) SemiCab, Inc. irrevocably waived any default or event of default that was or will be caused under the promissory note as a result of the Company’s failure to pay the initial payment of $1,500,000 to SemiCab, Inc. on May 2, 2026, and (ii) SemiCab, Inc. will forbear from taking action with respect to any defaults or events of default arising after May 9, 2026 with respect to the Company’s failure to make such payment that occur at any time on or prior to June 16, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements.

Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those set forth under Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere therein and in this report. Our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Financial Results

We generated net sales of $2,400,000 for the three-month period ended March 31, 2026, compared to $123,000 for the three-month period ended March 31, 2025. The increase in net sales was due primarily to the addition of net sales generated by our SemiCab business resulting from our acquisition of SMCB on May 2, 2025. Cost of sales was $3,077,000 for the three months ended March 31, 2026, compared to $129,000 for the three months ended March 31, 2025. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB resulting from our acquisition of SMCB on May 2, 2025. Our operating expenses were $3,667,000 for the three months ended March 31, 2026, compared to $1,056,000 for the three months ended March 31, 2025. The increase in operating expenses was due primarily to the increase in general and administrative expenses incurred in the growth and development of our SemiCab business during the three months ended March 31, 2026.

We generated net loss from continuing operations of $5,380,000, or $0.52 per share of common stock, for the three months ended March 31, 2026, compared to $7,546,000, or $3.77 per share of common stock, for the three months ended March 31, 2025. The most significant contributors to the decrease in the net loss from continuing operations was a decrease of $6,468,000 for a non-cash charge for changes in the fair value of warrants liability partially offset by increases in general and administrative expenses incurred in the growth and development of our SemiCab business. We had total assets of $18,455,000 and $12,724,000 at March 31, 2026 and December 31, 2025, respectively. Net cash used in operating activities attributable to continuing operations was $3,922,000 the three months ended March 31, 2026, compared to $2,374,000 the three months ended March 31, 2025.

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

Comparison of the Three-Month Periods Ended March 31, 2026 and 2025

Net Sales

Net sales consist of sales generated by our SemiCab business. Net sales increased $2,277,000 to $2,400,000 for the three-month period ended March 31, 2026, compared to $123,000 for the three-month period ended March 31, 2025. The increase in net sales was due primarily to the addition of net sales generated by SMCB, which we acquired on May 2, 2025. We expect net sales to increase over the next 12 months as we generate more business through our growing customer base in India and as we begin to generate business in the United States and Europe.

Cost of Sales

Cost of sales consists primarily of freight, handling and servicing costs that we incur in connection with our SemiCab business. Cost of sales increased $2,948,000 to $3,077,000 for the three-month period ended March 31, 2026, compared to $129,000 for the three-month period ended March 31, 2025. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB, which we acquired on May 2, 2025. We expect costs of sales to increase over the next 12 months in connection with the increase in net sales that we expect to generate from our SemiCab business.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses.

Selling Expenses

Selling expenses consist primarily of marketing and advertising activities that we engage in from time to time in connection with our SemiCab business. Selling expenses were $33,000 for the three-month period ended March 31, 2026. We did not incur any selling expenses for the three-month period ended March 31, 2025. We expect selling expenses to increase substantially over the next 12 months as we begin to devote more resources to marketing and advertising activities to support the growth of our SemiCab business in India, the United States and Europe.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation expense, legal and accounting expenses, and other corporate expenses. General and administrative expenses increased $2,578,000 to $3,634,000 for the three-month period ended March 31, 2026, compared to $1,056,000 for the three-month period ended March 31, 2025. The increase was due primarily to increases in expenses incurred in connection with the operation of our SemiCab business and stock-based compensation expense. We expect general and administrative expenses to decrease over the next 12 months as we incur less stock-based compensation expense. This decrease will be partially offset by an increase in general and administrative expenses associated with the growth and development of our SemiCab business.

Other Expenses

Other expenses consist primarily of the loss on the change in fair value of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024, and interest expense that we incurred in connection with other financing transactions that we have completed. Other expenses decreased $5,448,000 to $1,036,000 for the three-month period ended March 31, 2026, compared to $6,484,000 for the three-month period ended March 31, 2025. The decrease was due primarily to the loss of $6,468,000 on the change in fair value of warrants that we incurred during the three-month period ended March 31, 2025 in connection with the public offering of securities that we completed on December 6, 2024, partially offset by an increase of $1,020,000 related to interest expense, including amortization of deferred debt costs, incurred in connection with financing transactions that we incurred during the three-month period ended March 31, 2026. We expect other expenses to remain at similar levels over the next 12 months as we continue to incur interest expense in connection with the financing transactions that we have completed.

Net Loss Attributable to Non-Controlling Interest

SemiCab Holdings owns our SemiCab business. Net loss attributable to non-controlling interest consists of the loss allocated to SemiCab, Inc., which owned a 20% of the outstanding membership interests of SemiCab Holdings until May 2, 2025, and Ajesh Kapoor and Vivek Sehgal, who collectively owned 20% of the outstanding membership interests of SemiCab Holdings beginning May 2, 2025. The net loss attributable to non-controlling interest of $274,000 for the three-month period ended March 31, 2026 represents the amount of loss incurred by SemiCab Holdings that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $103,000 for the three-month period ended March 31, 2025 represents the amount of loss incurred by SemiCab Holdings that was allocated to SemiCab, Inc. between January 1, 2025 and March 31, 2025. We expect net loss attributable to non-controlling interest to increase over the next 12 months as we continue to invest in the development and growth of our SemiCab business.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of March 31, 2026, our cash and restricted cash balance was $10,939,000.

Net cash used in operating activities attributable to continuing operations was $3,922,000 during the three-month period ended March 31, 2026, compared to $2,374,000 during the three-month period ended March 31, 2025. The increase of $1,548,000 was due primarily to a decrease of $6,468,000 for loss on change in fair value of warrants that we incurred in connection with the public offering of securities that we completed on December 6, 2024, partially offset by a decrease of $2,166,000 for net loss and an increase of $1,655,000 for accrued expenses.

Net cash used in investing activities attributable to continuing operations was $128,000 during the three-month period ended March 31, 2026, compared to $672,000 during the three-month period ended March 31, 2025. The decrease of $544,000 was due primarily to a decrease of $672,000 for advances to SMCB under our loan agreement with them, partially offset by an increase of $114,000 for the capitalization of internal use software costs.

Net cash provided by financing activities attributable to continuing operations was $8,843,000 for the three-month period ended March 31, 2026. We did not have any cash flows from financing activities attributable to continuing operations during the three-month period ended March 31, 2025. The increase of $8,843,000 was due primarily to net proceeds of $9,020,000 that we received from Streeterville under the Fourth Pre-Paid Purchase.

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

In this Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2026, we reported stockholders’ equity of approximately $3,168,000. We intend to file a Form 8-K with the SEC stating that we believe we have regained compliance with the stockholders’ equity requirement.

If we are unable to meet the continued listing of the Nasdaq, our common stock could be subject to delisting. If our common stock is delisted from the Nasdaq, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrade in our listing market may adversely impact our ability to raise capital, limit our ability to make a market in our common stock, and adversely affect the market price and liquidity of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Estimates

Our interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions increases, such judgements become even more subjective. While management believes that its assumptions are reasonable and appropriate, actual results may be materially different than estimated. Our critical accounting estimates and assumptions have not materially changed from those identified in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2025 due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended March 31, 2026, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There were no other material changes to the disclosures made in Part I – Item 3. Legal Proceedings of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 regarding these matters.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three-month period ended March 31, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Description

10.1	Forbearance Agreement, dated May 9, 2026, by and between Algorhythm Holdings, Inc. and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2026).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: May 14, 2026	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

