Form 10-Q
period 2026-06-30
Algorhythm Holdings, Inc.
filed 2026-08-14
CIK 923601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41405

ALGORHYTHM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3795478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Corporate Drive, Suite 216, Fort Lauderdale, FL	33334	(954) 800-0425
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

6301 NW 5th Way, Suite 2900, Fort Lauderdale, FL 33309

(former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	RIME	The Nasdaq Stock Market LLC (The NASDAQ Capital Market)

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

As of August 11, 2026, there were 16,990,135 shares of the issuer’s common stock, $0.01 par value per share, outstanding.

ALGORHYTHM HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets
Cash	$4,972,000	$1,632,000
Restricted cash	2,983,000	4,514,000
Accounts receivable, net of allowances of $0 and $113,000, respectively	1,444,000	1,061,000
Prepaid expenses and other current assets	3,988,000	729,000
Total Current Assets	13,387,000	7,936,000

Property and equipment, net	36,000	22,000
Operating lease- right of use assets	304,000	-
Other non-current assets	95,000	79,000
Intangible assets, net	2,064,000	2,005,000
Goodwill	2,682,000	2,682,000
Total Assets	$18,568,000	$12,724,000

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$2,229,000	$1,413,000
Accrued expenses	3,106,000	1,556,000
Other current liabilities	756,000	69,000
Current portion of operating lease liabilities	90,000	-
Promissory notes payable, net	6,413,000	9,102,000
Notes payable to related parties	2,300,000	2,300,000
Total Current Liabilities	14,894,000	14,440,000

Operating lease liabities, net of current portion	216,000	-
Long-term provision for employee benefits	178,000	144,000
Total Liabilities	15,288,000	14,584,000

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $1.00 par value; 1,000,000 shares authorized; 3,500 and -0- shares issued and outstanding at June 30, 2026 and December 31, 2025	4,000	-
Common stock, $0.01 par value; 800,000,000 and 100,000,000 shares authorized; 15,670,768 and 3,414,542 shares issued and outstanding at June 30, 2026 and December 31, 2025	157,000	35,000
Additional paid-in capital	80,210,000	65,674,000
Accumulated other comprehensive loss	(19,000)	(25,000)
Accumulated deficit	(73,978,000)	(65,043,000)
Non-controlling interest	(2,336,000)	(1,743,000)
Treasury stock, 10,990 shares reserved at June 30, 2026 and December 31, 2025	(758,000)	(758,000)
Total Shareholders’ Equity (Deficit)	3,280,000	(1,860,000)

Total Liabilities and Shareholders’ Equity (Deficit)	$18,568,000	$12,724,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Sales	$3,005,000	$1,152,000	$5,405,000	$1,275,000

Cost of Sales	3,598,000	1,492,000	6,675,000	1,621,000

Gross Loss	(593,000)	(340,000)	(1,270,000)	(346,000)

Operating Expenses
Selling expenses	49,000	-	82,000	-
General and administrative expenses	2,059,000	868,000	5,693,000	1,924,000
Total Operating Expenses	2,108,000	868,000	5,775,000	1,924,000

Loss From Operations	(2,701,000)	(1,208,000)	(7,045,000)	(2,270,000)

Other Expenses
Change in fair value of warrant liability	-	-	-	(6,468,000)
Loss on debt extinguishment	(400,000)	-	(400,000)	-
Interest expense, net	(1,045,000)	(27,000)	(2,081,000)	(43,000)
Total Other Expenses	(1,445,000)	(27,000)	(2,481,000)	(6,511,000)

Loss From Continuing Operations Before Income Tax	(4,146,000)	(1,235,000)	(9,526,000)	(8,781,000)

Income tax loss attributable to continuing operations	(3,000)	-	(3,000)	-

Net Loss From Continuing Operations	(4,149,000)	(1,235,000)	(9,529,000)	(8,781,000)

Net loss from discontinued operations	-	426,000	-	(1,322,000)

Net Loss	(4,149,000)	(809,000)	(9,529,000)	(10,103,000)

Net loss attributable to non-controlling interest	320,000	224,000	594,000	327,000

Net Loss Available to Common Shareholders	$(3,829,000)	$(585,000)	$(8,935,000)	$(9,776,000)

Loss Per Common Share
Basic and diluted from continuing operations	$(0.25)	$(0.41)	$(0.71)	$(3.80)
Basic and diluted from discontinued operations	-	0.17	-	(0.59)
Basic and diluted	$(0.25)	$(0.24)	$(0.71)	$(4.40)

Weighted Average Common and Common Equivalent Shares:
Basic and diluted	15,148,297	2,472,464	12,537,525	2,224,047

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Loss	$(4,149,000)	$(809,000)	$(9,529,000)	$(10,103,000)

Other comprehensive loss
Foreign currency translation adjustment	16,000	-	7,000	-
Total Comprehensive Loss	(4,133,000)	(809,000)	(9,522,000)	(10,103,000)

Total comprehensive loss attributable to non-controlling interest	317,000	224,000	593,000	327,000

Total Comprehensive Loss Available to Common Shareholders	$(3,816,000)	$(585,000)	$(8,929,000)	$(9,776,000)

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2026 and 2025 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interest	Total
Balance at March 31, 2025	2,394,829	$24,000	-	$-	$63,577,000	$(758,000)	$-	$(58,363,000)	$(1,139,000)	$3,341,000

Net loss	-	-	-	-	-	-	-	(585,000)	(224,000)	(809,000)
Stock-based compensation	-	-	-	-	(38,000)	-	-	-	-	(38,000)
Common stock issued for acquisition of SMCB	119,742	1,000	-	-	315,000	-	-	-	-	316,000
Exchange of partitioned pre-paid purchase for Series A preferred stock	-	-			-	-	-	-	-	-

Balance at June 30, 2025	2,514,571	$25,000	-	$-	$63,854,000	$(758,000)	$-	$(58,948,000)	$(1,363,000)	$2,810,000

Balance at March 31, 2026	14,651,665	$147,000	-	$-	$75,979,000	$(758,000)	$(32,000)	$(70,149,000)	$(2,019,000)	$3,168,000

Net loss	-	-	-	-	-	-	-	(3,829,000)	(320,000)	(4,149,000)
Foreign currency translation adjustment	-	-	-	-	-	-	13,000	-	3,000	16,000
Stock-based compensation	-	-	-	-	196,000	-	-	-	-	196,000
Common stock issued upon settlement of prepaid purchases	1,019,103	10,000	-	-	539,000	-	-	-	-	549,000
Exchange of partitioned pre-paid purchase for Series A preferred stock	-	-	3,500	4,000	3,496,000	-	-	-	-	3,500,000

Balance at June 30, 2026	15,670,768	$157,000	3,500	$4,000	$80,210,000	$(758,000)	$(19,000)	$(73,978,000)	$(2,336,000)	$3,280,000

For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

	Common Stock		Preferred Stock			Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount		Capital	Stock	Loss	Deficit	Interest	Total
Balance at December 31, 2024	470,825	$5,000	-		$-	$39,682,000	$-	$-	$(49,172,000)	$(1,036,000)	$(10,521,000)

Net loss	-	-	-		-	-	-	-	(9,776,000)	(327,000)	(10,103,000)
Exercise of Series B warrants	1,910,975	19,000	-		-	15,195,000	-	-	-	-	15,214,000
Stock-based compensation	23,818	-	-		-	47,000	-	-	-	-	47,000
Reclassification of Series A warrants to equity	-	-	-		-	7,857,000	-	-	-	-	7,857,000
Common stock issued for acquisition of SMCB	119,742	1,000	-		-	315,000	-	-	-	-	316,000
Repurchase of common stock from related parties	(10,990)	-	-		-	758,000	(758,000)	-	-	-	-
Other	201	-	-		-	-	-	-	-	-	-

Balance at June 30, 2025	2,514,571	$25,000	-		$-	$63,854,000	$(758,000)	$-	$(58,948,000)	$(1,363,000)	$2,810,000

Balance at December 31, 2025	3,414,542	$35,000		$		$65,674,000	$(758,000)	$(25,000)	$(65,043,000)	$(1,743,000)	$(1,860,000)

Net loss	-	-	-		-	-	-	-	(8,935,000)	(594,000)	(9,529,000)
Foreign currency translation adjustment	-	-	-		-	-	-	6,000	-	1,000	7,000
Stock-based compensation	439,530	4,000	-		-	1,115,000	-	-	-	-	1,119,000
Common stock issued upon settlement of prepaid purchases	11,816,696	118,000	-		-	9,925,000	-	-	-	-	10,043,000
Exchange of partitioned pre-paid purchase for Series A preferred stock	-	-	3,500		4,000	3,496,000	-	-	-	-	3,500,000

Balance at June 30, 2026	15,670,768	$157,000	3,500		$4,000	80,210,000	$(758,000)	$(19,000)	$(73,978,000)	$(2,336,000)	$3,280,000

See notes to the condensed consolidated financial statements

Algorhythm Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities
Net loss from continuing operations	$(9,529,000)	$(8,781,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Net foreign currency translation adjustment	7,000	-
Depreciation and amortization of property and equipment and intangible assets	194,000	31,000
Amortization of debt discount and issuance cost	1,482,000	-
Reduction in SMCB loan in exchange for services	-	304,000
Gain on allowance for credit loss	-	(439,000)
Change in fair value of warrant liability	-	6,468,000
Loss on debt extinguishment	400,000	-
Stock-based compensation	1,119,000	47,000
Changes in operating assets and liabilities:
Accounts receivable	(383,000)	(584,000)
Prepaid expenses and other current assets	(3,259,000)	(713,000)
Other non-current assets	(16,000)	446,000
Accounts payable	816,000	(224,000)
Accrued expenses	1,854,000	141,000
Other current liabilities	687,000	198,000
Operating lease liabilities	2,000	-
Provision for employee benefits	34,000	-
Net cash used in operating activities attributable to continuing operations	(6,592,000)	(3,106,000)

Cash flows from investing activities
Purchase of property and equipment	(19,000)	(7,000)
Capitalization of internal use software costs	(248,000)	-
Repurchase of shares of common stock	-	(758,000)
Cash received from acquisition of SMCB	-	593,000
Advances to SMCB	-	(1,172,000)
Net cash used in investing activities attributable to continuing operations	(267,000)	(1,344,000)

Cash flows from financing activities
Proceeds from issuance of promissory notes, net of offering costs and discounts	9,020,000	379,000
Payment of promissory notes	(352,000)	-
Net cash provided by financing activities attributable to continuing operations	8,668,000	379,000

Net cash used in operating activities attributable to discontinued operations	-	(2,013,000)
Net cash provided by investing activities attributable to discontinued operations	-	(15,000)
Net cash provided by financing activities attributable to discontinued operations	-	-
Total cash used in discontinued operations	-	(2,028,000)

Net change in cash	1,809,000	(6,099,000)

Cash and restricted cash at beginning of period	6,146,000	7,233,000
Cash and restricted cash at end of period	$7,955,000	$1,134,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,000	$43,000

Non-cash investing and financing cash flow information:
Common stock issued upon settlement of prepaid purchases	$10,043,000	$-
Exchange of partitioned pre-paid purchase for Series A preferred stock	$3,500,000	$-
Right of use assets obtained in exchange for new operating lease liabilities	$333,000	$-
Reclassification of Series A warrants to equity	$-	$7,857,000
Common stock issued for exercise of Series B warrants	$-	$15,214,000
Common stock issued for acquisition of SMCB	$-	$316,000
Promissory note issued for acquisition of SMCB	$-	$1,750,000

See notes to the condensed consolidated financial statements

Note 1 – Nature of Business

Algorhythm Holdings, Inc. (the “Company”) is an artificial intelligence (“AI”) technology company focused on the growth and development of SemiCab. SemiCab is an AI-enabled software logistics and distribution business that utilizes its technology platform to enable retailers, brands and transportation providers to address common supply chain problems globally. The Company operates its SemiCab business through its subsidiary, SemiCab Holdings, LLC.

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

The Company determined that the sale of the Singing Machine business met the criteria under Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations (“ASC 205-20”), to be classified as a discontinued operation as the sale represented a strategic shift that will have a significant effect on the Company’s operations and financial results. Accordingly, the Company has presented the results of the Singing Machine business as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. All amounts and disclosures included in these condensed consolidated financial statements reflect the Company’s continuing operations unless otherwise noted. Additional information is presented in Note 18 – Discontinued Operations.

Note 3 – Liquidity, Going Concern and Management Plans

Going Concern Analysis

As of June 30, 2026, the Company’s cash and restricted cash balance was $7,955,000. This will not be sufficient to fund its planned operations for at least one year after the date the condensed consolidated financial statements are issued. The Company has a recent history of recurring operating losses and decreases in working capital. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that the Company’s condensed consolidated financial statements are issued.

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

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by US GAAP for complete consolidated financial statements.

In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of June 30, 2026 and condensed financial statement information for the three and six months ended June 30, 2026 and 2025 are unaudited whereas the condensed consolidated balance sheet as of December 31, 2025 is derived from the Company’s audited consolidated balance sheet as of that date. The condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to the Company’s significant accounting policies as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Segment Reporting

Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer serves as the Company’s Chief Operating Decision Maker (“CODM”). Prior to August 1, 2025, the CODM determined that the Company operated in two reportable segments: (i) the SemiCab business, and (ii) the Singing Machine business. On August 1, 2025, the Company completed the sale of its Singing Machine business. Upon the completion of this transaction, the Company began operating as a single reportable segment consisting of its SemiCab business. The CODM evaluates and manages the Company’s operations using net loss as the primary measure to allocate resources, make operating decisions, and assess financial performance. In addition, the CODM considers non-financial information and other qualitative factors when evaluating performance, establishing compensation, monitoring budget-to-actual results, and making capital allocation decisions. Additional information is presented in Note 14 – Segment Information and Revenue Disaggregation.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). At the commencement date of a lease, the Company recognizes a lease liability, which represents its obligation to make lease payments arising from the lease measured on a discounted basis, and a right-of-use asset, which represents its right to use or control the use of the underlying asset for the lease term. Because the rate implicit in its leases is generally not readily determinable, the Company uses its incremental borrowing rate at the commencement date to measure the present value of its future lease payments. The lease term includes periods covered by options to extend or terminate the lease when the Company is reasonably certain to exercise such options.

The Company has elected not to recognize right-of-use assets and lease liabilities for leases with a term of twelve months or less. Lease cost for such leases is recognized on a straight-line basis over the lease term. The Company accounts for the lease and non-lease components of its lease arrangements separately. Operating lease cost is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are excluded from the measurement of lease liabilities and are recognized as expense in the period in which the obligation is incurred. All of the Company’s leases are classified as operating leases.

During the six months ended June 30, 2026, the Company was a party to operating leases for office space in the United States and India. Additional information is presented in Note 6 – Leases.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The purpose of this ASU is to improve the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU also add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. The amendments in this ASU are effective for all public companies for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

Note 5 – Property and Equipment, Intangible Assets and Goodwill

A summary of the Company’s property and equipment at June 30, 2026 and December 31, 2025 is as follows:

	Useful Life	June 30, 2026	December 31, 2025
Computer and office equipment	3-5 years	$83,000	$64,000
Less: accumulated depreciation		(47,000)	(42,000)
		$36,000	$22,000

Depreciation expense was $3,000 and $5,000 for the three and six months ended June 30, 2026, respectively, and $1,000 and $1,000 for the three and six months ended June 30, 2025, respectively.

A summary of the Company’s intangible assets at June 30, 2026 and December 31, 2025 is as follows:

	Useful life	June 30, 2026	December 31, 2025
Customer relationships of SemiCab, Inc.	9 years	$25,000	$25,000
Trade name of SemiCab, Inc.	9 years	25,000	25,000
Developed technology of SemiCab, Inc.	6 years	325,000	325,000
Customer relationships of SMCB	9 years	1,008,000	1,008,000
Reacquired rights of SMCB	5 years	294,000	294,000
Trade name of SMCB	5 years	180,000	180,000
Internal use software	5 years	667,000	419,000
		2,524,000	2,276,000
Less: accumulated amortization		(460,000)	(271,000)
		$2,064,000	$2,005,000

Amortization expense was $98,000 and $189,000 for the three and six months ended June 30, 2026, respectively, and $17,000 and $32,000 for the three and six months ended June 30, 2025, respectively.

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

During the six months ended June 30, 2026, the Company evaluated whether any events or changes in circumstances indicated that it is more likely than not that the fair value of its reporting unit was less than its carrying amount. The Company determined that no such triggering events occurred, and therefore, no interim goodwill impairment test was required.

The following table presents the changes in the value of the goodwill recognized in connection with the acquisition of SemiCab, Inc. business on July 3, 2024 and SMCB on May 2, 2025:

Balance at January 1, 2024	$-0-
Goodwill from acquisition of SemiCab, Inc.’s business on July 3, 2024	4,378,000
Impairment of goodwill	(3,592,000)
Balance at December 31, 2024	786,000
Goodwill from acquisition of SMCB on May 2, 2025	1,896,000
Impairment of goodwill	-0-
Balance at December 31, 2025	2,682,000
Impairment of goodwill	-0-
Balance at June 30, 2026	$2,682,000

Note 6 – Leases

The Company leases office space in the United States and India under operating leases and has no finance leases.

The Company’s United States operating lease covers office space in Fort Lauderdale, Florida, with a term of 62 months that commenced in June 2026. The lease provides for two months of abated base rent and scheduled annual rent escalations. The Company’s India operating lease, held through its subsidiary SMCB, covers managed office seats in Bengaluru under a 26-month arrangement that commenced in January 2026 and provides for 5% annual escalation.

Supplemental balance sheet information related to operating leases as of June 30, 2026 is as follows:

June 30, 2026
Assets
Operating lease- right of use assets	$304,000

Liabilities
Current portion of operating lease liabilities	90,000
Operating lease liabilities, net of current portion	216,000
$306,000

Supplemental statement of information related to operating leases for the three and six months ended June 30, 2026 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Operating lease expense as a component of general and administrative expense	$23,000	$42,000

Supplemental cash flow information related to operating leases for the six months ended June 30, 2026 is as follows:

Six Months Ended
June 30, 2026
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow paid for operating leases	$37,000

Right of use assets obtained in exchange for new operating lease liablities	$333,000

The weighted average remaining lease term and discount rate for operating leases as of June 30, 2026 is as follows:

June 30, 2026
Weighted average reamining lease term (years)	3.8
Weighted average discount rate	11%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 are as follows:

Amount
Remainder of 2026	$57,000
2027	126,000
2028	63,000
2029	51,000
2030	52,000
2031	30,000
Total undiscounted lease payments	379,000
Less: interest	(73,000)
Total operating lease liabilities	$306,000

Note 7 – Notes Payable to Related Parties

Notes payable to related parties consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Loans assumed in acquisition of SemiCab, Inc.’s business	$550,000	$550,000
Promissory note issued for acquisition of SMCB	1,750,000	1,750,000
Total	$2,300,000	$2,300,000

Loans With Related Parties Assumed in Acquisition of SemiCab, Inc.’s Business

SemiCab Holdings assumed several unsecured loans from Ajesh Kapoor and Vivek Sehgal in the acquisition of SemiCab, Inc.’s business. The Company incurred interest expense on these loans of $13,000 and $26,000 for the three and six months ended June 30, 2026, respectively, and $15,000 and $31,000 for the three and six months ended June 30, 2025, respectively. In relation to these loans, the Company had accrued interest payable of $4,000 as of June 30, 2026 that was included within accounts payables in the Company’s condensed consolidated balance sheets. The Company did not have any accrued interest payable as of December 31, 2025.

The terms of each loan and the balances as of June 30, 2026 and December 31, 2025 are summarized in the table below:

	Issue	Maturity	Interest	Outstanding Principal
Note Holder	Date	Date	Rate	June 30, 2026	December 31, 2025
Ajesh Kapoor	7/10/2021	7/10/2026	9%	$150,000	$150,000
Ajesh Kapoor	8/27/2021	8/26/2026	9%	235,000	235,000
Ajesh Kapoor	5/17/2023	2/1/2026	10%	165,000	165,000
Total				$550,000	$550,000

On October 8, 2025, the Company repaid the loan from Vivek Sehgal issued on April 17, 2023 for $50,000 and the loan from Ajesh Kapoor issued on May 5, 2023 for $50,000.

The Company failed to make payments of $165,000 and $150,000 due to Mr. Kapoor on February 1, 2026, and July 10, 2026, respectively. As a result, an event of default was triggered under the loans.

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

In connection with the acquisition of the SemiCab, Inc.’s business, the Company assumed this settlement liability. The final payment of the settlement was made during the year ended December 31, 2025. Accordingly, there was no unpaid balance at June 30, 2026 or December 31, 2025.

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

On June 21, 2023, Blue Yonder filed a lawsuit claiming damages in the amount of $275,000 with the Maricopa County Superior Court in Arizona. The suit was found in favor of Blue Yonder in the amount of $509,119, subject to two separate milestone payments that would otherwise deem the entire balance due satisfied if either milestone payment is made by the Company. The first milestone payment for $175,000 and was due on July 1, 2024 and was not made. In the event this payment is made, the remaining settlement shall be deemed satisfied. If this payment is not made, the Company shall owe a total of $225,000 by October 1, 2024. In the event this payment is made, the remaining settlement shall be deemed satisfied. If neither payment is made, Blue Yonder shall be entitled to execute the full $509,119 beginning January 1, 2025. As of the date of this filing, none of the scheduled payments have been made. A liability of $506,000 was recorded within accrued expenses on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

On February 11, 2025, Blue Yonder filed a civil action in the Superior Court of the State of Arizona against the Company for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that the Company assumed when it acquired SemiCab, Inc.’s business. Blue Yonder alleged that, because the Company assumed these liabilities, Blue Yonder could enforce the judgment against the Company. The judgment was in the amount of $509,119. On August 1, 2025, the Company filed an answer to the complaint and counterclaims against Blue Yonder for breach of contract. On January 30, 2026, the Court granted Blue Yonder’s motion for judgment on the pleadings.

On June 12, 2026, the Company entered into a confidential settlement agreement and mutual release with Blue Yonder to resolve all claims related to the litigation and the underlying stipulated judgment. Under the terms of the settlement agreement, the Company agreed to pay Blue Yonder $500,000 in full settlement of all claims. The Company paid the settlement amount on July 2, 2026. Upon receipt of the payment, Blue Yonder agreed to release the Company and its subsidiaries from all claims related to the litigation and to file a satisfaction of judgment.

Note 9 – 2022 Equity Incentive Plan

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

On January 1, 2026, the number of shares available for issuance under the plan increased to 5,710,066 in accordance with the terms of the plan. As of June 30, 2026, 3,919,911 shares remained available for issuance under the plan.

The Company did not grant any share-based awards during the three months ended June 30, 2026 or the three and six months ended June 30, 2025. The Company granted awards representing 1,506,489 shares of common stock during the six months ended June 30, 2026. No awards were forfeited during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, 1,790,155 and 283,666 shares of the Company’s common stock, respectively, were subject to outstanding awards under the plan.

Stock-based compensation expense represents the grant-date fair value of share-based awards recognized on a straight-line basis over the requisite service period. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to stock options and restricted stock awards of $196,000 and $1,119,000, respectively. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense related to stock options and restricted stock awards of $0 and $85,000, respectively.

As of June 30, 2026, there was $1,931,000 of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately three years and three months. Stock options vested as of June 30, 2026 had no intrinsic value.

As of June 30, 2026, there was $84,000 of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average remaining vesting period of approximately eleven months.

Note 10 – Net Loss Per Share

The computations of basic and dilutive loss per share of common stock outstanding for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss available to common shareholders	$(3,829,000)	$(585,000)	$(8,935,000)	$(9,776,000)
Basic and diluted weighted average of common stock outstanding	15,148,297	2,472,464	12,537,525	2,224,047
Loss per common share	$(0.25)	$(0.24)	(0.71)	(4.40)

The computations of the fully diluted weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic weighted average common shares outstanding	15,148,297	2,472,464	12,537,525	2,224,047
Effect of dilutive stock options and warrants	-	-	-	-
Diluted weighted average of common shares outstanding	15,148,297	2,472,464	12,537,525	2,224,047

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

For the three and six months ended June 30, 2026, 1,248,008 shares of common stock underlying stock options, respectively, and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive. For the three and six months ended June 30, 2025, 484 shares of common stock underlying stock options and 1,138,163 shares of common stock underlying warrants were excluded from the calculation of diluted net loss per share as the result would have been anti-dilutive.

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

The Company incurred and paid $1,000 and $4,000 of interest expense under the promissory note during the three and six months ended June 30, 2026, respectively. On June 15, 2026, the Company paid off the promissory note in full.

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

The Company incurred and paid $2,000 and $7,000 of interest expense under the promissory note during the three and six months ended June 30, 2026, respectively. On June 15, 2026, the Company paid off the promissory note in full.

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

The Company incurred and paid $1,000 and $4,000 of interest expense under the promissory note during the three and six months ended June 30, 2026, respectively. On June 15, 2026, the Company paid off the promissory note in full.

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

The Company incurred and paid $3,000 of interest expense under the promissory note during the three and six months ended June 30, 2026. On January 20, 2026, the Company paid off the promissory note in full.

Streeterville Capital Transaction

On August 21, 2025, the Company entered into a securities purchase agreement with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), pursuant to which the Company agreed to issue and sell to Streeterville shares of the Company’s common stock in one or more pre-paid purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000 (the “Streeterville Transaction”). The Company also agreed to issue an additional 95,694 shares of the Company’s common stock to Streeterville as a commitment fee for the pre-paid purchase facility established under the securities purchase agreement (the “Commitment Shares”). The securities purchase agreement provides for a two-year commitment period during which, subject to certain specified conditions, the Company may request additional Pre-Paid Purchases from Streeterville provided that the amount requested is no less than $250,000 and the total outstanding balance of all Pre-Paid Purchases does not exceed $3,000,000. The original issue discount for each additional Pre-Paid Purchase will be nine percent of the amount set forth in the applicable request and each additional Pre-Paid Purchase will accrue interest at the rate of nine percent per annum. The Company also executed a guaranty, a security agreement, and intellectual property security agreement in favor of Streeterville as part of the Streeterville Transaction. The Streeterville Transaction closed on August 21, 2025.

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

Nasdaq Listing Rule 5635(d) provides that shareholder approval is required prior to the issuance of shares of the Company’s common stock equal or greater in number to 20% of the number of shares of the Company’s common stock issued and outstanding immediately prior to the completion of the proposed issuance at a price that is less than the “Minimum Price” as such term is defined under Nasdaq Listing Rule 5635(d) in a transaction that is not a public offering. The Company obtained the requisite shareholder approval for the Streeterville Transaction on November 20, 2025.

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

During the three and six months ended June 30, 2026, the Company repaid an aggregate principal amount of $531,000 and $3,836,000, respectively, under the First Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of 1,019,103 and 4,237,269 shares of the Company’s common stock, respectively. During the three and six months ended June 30, 2026, the Company recognized interest expense related to the First Pre-Paid Purchase of $19,000 and $88,000, respectively. As of June 30, 2026, the outstanding principal balance of the First Pre-Paid Purchase was $554,000, which is reflected in the condensed consolidated balance sheets net of unamortized issuance costs of $104,000.

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

During the three and six months ended June 30, 2026, the Company repaid an aggregate principal amount of $0 and $4,913,000, respectively, under the Second Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of nil and 6,447,017 shares of the Company’s common stock, respectively, and recognized $0 and $45,000, respectively, of interest expense associated with the Second Pre-Paid Purchase. The Second Pre-Paid Purchase was repaid in full on February 13, 2026.

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

During the three and six months ended June 30, 2026, the Company repaid an aggregate principal amount of $0 and $991,000, respectively, under the Third Pre-Paid Purchase as a result of Streeterville exercising its right to purchase an aggregate of nil and 1,132,410 shares of the Company’s common stock, respectively, and recognized $0 and $2,000, respectively, of interest expense associated with the Third Pre-Paid Purchase. The Third Pre-Paid Purchase was repaid in full on January 7, 2026.

Pre-Paid Purchase #4

Initial Transaction

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

Exchange Transaction

On June 29, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with Streeterville. Pursuant to the Exchange Agreement, the Company and Streeterville agreed to partition a new Pre-Paid Purchase (the “Partitioned Pre-Paid Purchase”) in the original principal amount of $3,500,000 (the “Partitioned Amount”) from Secured Pre-Paid Purchase #4 and reduce the outstanding balance of Secured Pre-Paid Purchase #4 by an amount equal to the Partitioned Amount. The parties then exchanged the resulting Partitioned Pre-Paid Purchase for 3,500 shares (the “Exchange Shares”) of the Company’s newly created Series A Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”).

On June 29, 2026, in connection with the issuance of the Exchange Shares, the Company filed a Certificate of Designation of Preferences and Rights of Series A Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation designates 15,000 shares of the Company’s preferred stock, par value $1.00 per share, as Series A Preferred Stock and provides that each share of Series A Preferred Stock has a stated value of $1,150 (the “Stated Value”). Each share of Series A Preferred Stock accrues a preferred return on the Stated Value at a rate of 9% per annum (the “Preferred Return”) which compounds daily and is payable quarterly in cash or additional shares of Series A Preferred Stock at the Company’s election. Upon the occurrence of an event of default under the Certificate of Designation, the Preferred Return will increase to 15% per annum and the Stated Value will automatically increase by 15%, which increase may be applied up to three times for three separate events of default.

The Series A Preferred Stock is non-convertible and has no voting rights except in certain limited circumstances. It is not entitled to participate in dividends, distributions or payments to holders of the Company’s common stock and may be redeemed by the Company, at the sole discretion of its board of directors, for a cash redemption price equal to 110% of the applicable liquidation amount. The Series A Preferred Stock ranks senior to all shares of the Company’s capital stock, including the Company’s common stock, with respect to dividends, distributions and payments upon liquidation, dissolution and winding up. The Certificate of Designation also contains covenants restricting certain issuances of securities, changes to authorized shares, asset pledges, asset dispositions, reverse stock splits and fundamental transactions.

The Company accounted for the Exchange Agreement as a partial extinguishment of a portion of the Pre-Paid Purchase #4 in accordance with ASC 470-50. The reacquisition price was measured using the fair value of the extinguished debt because it represented the more readily determinable measure of fair value. As a result, the Company derecognized the carrying amount of the extinguished debt of $3,100,000, including the related allocated unamortized issuance costs, recognized the Series A Preferred Stock within permanent stockholders’ equity at $3,500,000, and recorded a loss on debt extinguishment of $400,000 during the three and six months ended June 30, 2026. The Exchange Agreement represented a noncash financing transaction.

During the three and six months ended June 30, 2026, the Company recognized interest expense related to the Fourth Pre-Paid Purchase of $240,000 and $349,000, respectively. Other than the reduction in principal resulting from the Exchange Agreement, the Company did not repay any of the principal outstanding under the Fourth Pre-Paid Purchase during the three and six months ended June 30, 2026. As of June 30, 2026, the outstanding principal balance of the Fourth Pre-Paid Purchase was $6,855,000, which is reflected in the condensed consolidated balance sheets net of unamortized issuance costs of $783,000.

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

The following table provides a roll-forward of the fair value of the derivative liabilities described above during the six months ended June 30, 2025:

	Series A Warrants	Series B Warrants	Total
Balance at December 31, 2024	5,456,000	11,147,000	16,603,000
Exercises	—	(15,214,000)	(15,214,000)
Loss on change in fair value	2,401,000	4,067,000	6,468,000
Reclassification to equity	(7,857,000)	—	(7,857,000)
Balance at June 30, 2025	—	—	—

The Company did not have any warrant liabilities outstanding at June 30, 2026 and December 31, 2025.

The following table provides a roll-forward of the number of warrants exercised during the six months ended June 30, 2026 and 2025:

	Series A Warrants	Series B Warrants	Other Warrants	Total
Balance at December 31, 2024	279,412	279,412	4,511	563,335
Exercises	—	(279,412)	—	(279,412)
Balance at June 30, 2025	279,412	—	4,511	283,923

Balance at December 31, 2025	279,412	—	4,511	283,923
Exercises	—	—	—	—
Balance at June 30, 2026	279,412	—	4,511	283,923

The Company did not issue any warrants during the three and six months ended June 30, 2026 and 2025.

Note 13 – Income Taxes

The Company did not have any provision for income taxes for the three and six months ended June 30, 2026 and 2025. The Company’s income tax expense differs from the expected tax expense based on statutory rates primarily due to full valuation allowance for all of its subsidiaries for the three and six months ended June 30, 2026 and 2025.

Note 14 – Segment Information and Revenue Disaggregation

Segment Information

In accordance with ASC 280, Segment Reporting, an operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, for which discrete financial information is available, and whose operating results are regularly reviewed by the CODM in allocating resources and assessing performance.

Prior to August 1, 2025, the CODM determined that the Company operated in two reportable segments: (i) the SemiCab business, and (ii) the Singing Machine business. On August 1, 2025, the Company completed the sale of its Singing Machine business. Upon the completion of this transaction, the Company began operating as a single reportable segment consisting of its SemiCab business. As a result of the sale, the operating results and cash flows of the Singing Machine business have been reclassified as discontinued operations for all periods presented in the consolidated financial statements. Additional information regarding the discontinued operations is provided in Note 18 – Discontinued Operations.

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

Geographic Information

Revenue is attributed to geographic areas based on the location where services are rendered. For the three and six months ended June 30, 2026, all of the Company’s revenues were generated from customers located in India. For the three and six months ended June 30, 2025, substantially all of the Company’s revenues were generated from customers located in India.

Note 15 – Concentrations, Risks and Uncertainties

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

Revenue Concentration

The Company derives a majority of its revenue from sales of its AI-enabled software logistics services in India. The Company’s allowance for credit losses is based upon management’s estimates and historical experience and reflects the fact that accounts receivable is concentrated with several large customers. As of June 30, 2026, 56% of accounts receivable were due from three customers in India that each individually owed more than 10% of the Company’s total accounts receivable. As of December 31, 2025, 58% of accounts receivable were due from three customers in India that each individually owed more than 10% of the Company’s total accounts receivable.

Revenue derived from the Company’s largest customer and four largest customers collectively as a percentage of total net sales was 22% and 70% of the Company’s revenue, respectively, for the six months ended June 30, 2026. The loss of any of these customers could have an adverse impact on the Company.

Note 16 – Related Party Transactions

Stingray Holdings Music Subscription Agreement

The Company had a music subscription sharing agreement with Stingray Group under which the Company generated music subscription revenue of $187,000 and $451,000 during the three and six months ended June 30, 2025, respectively. This revenue was included in net loss from discontinued operations on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025. The Company did not generate any music subscription revenue under this agreement during the three and six months ended June 30, 2026 as the Company sold its Singing Machine business to Stingray Group on August 1, 2025. Mathieu Peloquin is the Senior Vice-President, Marketing and Communications of Stingray Group and served as a member of the Company’s board of directors until October 6, 2025.

SMCB

VIE Analysis

The Company determined that SMCB, which was a subsidiary of SemiCab, Inc. prior to SemiCab Holdings’ acquisition of 99.99% of the equity shares of SMCB on May 2, 2025, is a VIE as the Company provides financial support to SMCB. While not contractually obligated, SMCB currently relies on the Company’s reimbursement of certain costs under an intercompany services agreement (“MSA”) whereby SMCB agrees to provide IT software development services to SemiCab, Inc. In exchange, under the MSA, the Company grants intellectual property rights to SMCB to use the software platform in India. Compensation for services is invoiced and paid on a monthly or quarterly basis as agreed by both parties, with rates subject to periodic review and revision. The agreement is for a term of two years ending on April 1, 2025 and automatically renews for additional 12-month periods unless prior notice is given by the terminating party. The agreement automatically renewed for an additional 12-month period on April 1, 2026. As a result of this relationship and the financial support provided by the Company to SMCB under the loan agreement described below to fund SMCB’s operations, SMCB has been determined to be a VIE prior to May 2, 2025.

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

On May 2, 2025, the loan payable of $2,008,000 of SMCB and the loan receivable of $2,008,000 of the Company were eliminated in consolidation. As a result, no such loans payable and loans receivable were outstanding on the Company’s condensed consolidated balance sheet at December 31, 2025. Also on May 2, 2025, revenue generated by SMCB for services performed by SMCB under the MSA of $304,000, and expenses for the Company for services performed by SMCB under the MSA of $304,000, during the period commencing January 1, 2025 and ending May 2, 2025 were eliminated in consolidation on May 2, 2025. As a result, no such revenue and expenses were reflected on the Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2026 and 2025.

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

On June 16, 2026, the Company and SemiCab, Inc entered into a second forbearance agreement pursuant to which: (i) SemiCab, Inc. irrevocably waived any default or event of default that was or will be caused under the promissory note as a result of the Company’s failure to pay the initial payment to SemiCab, Inc. on May 2, 2026, and (ii) SemiCab, Inc. will forbear from taking action with respect to any defaults or events of default arising after date of the forbearance agreement with respect to the Company’s failure to make such payment that occur at any time on or prior to July 16, 2026.

Pro Forma Information

The unaudited pro forma financial information below presents the effects of the acquisition as though it had been completed on January 1, 2025. The pro forma adjustments are derived from the historically reported transactions of the respective companies. The pro forma results do not include anticipated combined effects or other expected benefits of the acquisition. The pro forma results for the six months ended June 30, 2026 and 2025 reflect the combined performance of the Company and the SMCB business for those periods. The unaudited pro forma information is based on available data and certain assumptions that the Company believes are reasonable given the circumstances. However, actual results may differ materially from the assumptions used in the unaudited pro forma financial information. This selected unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not intended to represent what the actual consolidated results of operations would have been had the acquisition date occurred on January 1, 2025, nor does it attempt to forecast future consolidated results of operations.

	Six Months Ended
	June 30, 2026	June 30, 2025
Net revenue	$5,405,000	$7,438,000
Operating loss from continuing operations	(9,529,000)	(4,539,000)
Net loss	$(9,529,000)	$(11,313,000)

Note 18 – Discontinued Operations

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

The following table summarizes the results of the Singing Machine business as a discontinued operation in the consolidated statements of operations for the three and six months ended June 30, 2025:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025

Net Sales	$1,564,000	$3,434,000

Cost of Goods Sold	270,000	1,634,000

Gross Profit	1,294,000	1,800,000

Operating Expenses
Selling expenses	234,000	998,000
General and administrative expenses	634,000	2,124,000
Total Operating Expenses	868,000	3,122,000

Gain/ (Loss) From Operations	426,000	(1,322,000)

Income Tax	-	-

Net Gain/ (Loss) From Discontinued Operations	$426,000	$(1,322,000)

There were no results of the Singing Machine business as a discontinued operation in the consolidated statements of operations for the three and six months ended June 30, 2026, and there were no assets and liabilities of the Singing Machine business as a discontinued operation in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, as the business had been sold on August 1, 2025.

The following table summarizes the cash flows of the Singing Machine business as a discontinued operation in the condensed consolidated statements of cash flows for the three and six months ended June 30, 2025:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Net cash used in operating activities attributable to discontinued operations	$(1,092,000)	$(2,013,000)
Net cash provided by investing activities attributable to discontinued operations	(16,000)	(15,000)
Net cash provided by financing activities attributable to discontinued operations	-	-
Total cash used in discontinued operations	$(1,108,000)	$(2,028,000)

There were no cash flows of the Singing Machine business as a discontinued operation in the condensed consolidated statements of cash flows for the three and six months ended June 30, 2026 as the business had been sold on August 1, 2025.

Note 19 – Subsequent Events.

Section 3(a)(10) Settlement Transaction

On July 21, 2026, the Company entered into a settlement agreement and stipulation (the “Settlement Agreement”) with Continuation Capital, Inc., a Delaware corporation (“CCI”), with respect to certain outstanding liabilities of the Company in the principal amount of $1,928,014 (the “Claim Amount”) that CCI acquired from the former holders thereof.

Pursuant to the Settlement Agreement, the Company agreed to issue CCI up to 5,000,000 shares of the Company’s common stock in one or more tranches until CCI has generated aggregate proceeds equal to 120% of the Claim Amount. On July 23, 2026, the Circuit Court of the Twelfth Judicial Circuit in and for Desoto County, Florida entered an order approving the Settlement Agreement after a fairness hearing pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The number of shares of common stock held by CCI at any given time cannot exceed 19.99% of the issued and outstanding shares of the Company’s common stock.

Amended and Restated Employment Agreements

On July 22, 2026, the Company entered into amended and restated employment agreements with Gary Atkinson, the Company’s Chief Executive Officer, which agreement supersedes and replaces that certain amended and restated employment agreement entered into with Mr. Atkinson on February 23, 2026 (the “CEO Agreement”), and Alex Andre, the Company’s Chief Financial Officer and General Counsel, which agreement supersedes and replaces that certain employment agreement entered into with Mr. Andre on February 12, 2025 (the “CFO Agreement” and together with the CEO Agreement, the “Employment Agreements”).

The Employment Agreements harmonize the change in control treatment applicable to each of the Company’s executive officers. In furtherance thereof, each executive officer now has the right to receive a bonus if, and each time, a Change of Control (as defined in the applicable Employment Agreement) occurs during the term of their employment in a lump sum payment equal to their Base Salary and Annual Bonus (each as defined in the applicable Employment Agreement) for the year in which the Change of Control occurs. The Employment Agreements also include additional provisions designed to ensure that various payments that may in the future be made by the Company to the executive officers fully comply with Sections 280G, 4999 and 409A of the Internal Revenue Code of 1986, as amended.

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

Financial Results

We generated net sales of $3,005,000 for the three-month period ended June 30, 2026, compared to $1,152,000 for the three months ended June 30, 2025. The increase in net sales was due primarily to the addition of net sales generated by our SemiCab business resulting from our acquisition of SMCB on May 2, 2025. Cost of sales was $3,598,000 for the three months ended June 30, 2026, compared to $1,492,000 for the three months ended June 30, 2025. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB resulting from our acquisition of SMCB on May 2, 2025. Our operating expenses were $2,108,000 for the three months ended June 30, 2026, compared to $868,000 for the three months ended June 30, 2025. The increase in operating expenses was due primarily to the increase in general and administrative expenses incurred in the growth and development of our SemiCab business during the three months ended June 30, 2026.

We generated net loss from continuing operations of $4,149,000 for the three months ended June 30, 2026, compared to a loss of $1,235,000 for the three months ended June 30, 2025. The increase in the net loss from continuing operations was mainly due to administrative expenses incurred in the growth and development of our SemiCab business and the interest expense incurred by us on the pre-paid purchases under the Streeterville Transaction. We had total assets of $18,568,000 and $12,724,000 at June 30, 2026 and December 31, 2025, respectively. Net cash used in operating activities attributable to continuing operations was $6,592,000 for the six months ended June 30, 2026, compared to $3,106,000 for the six months ended June 30, 2025.

Comparison of the Three-Month Periods Ended June 30, 2026 and 2025

Net Sales

Net sales consist of sales generated by our SemiCab business. Net sales increased $1,853,000 to $3,005,000 for the three-month period ended June 30, 2026, compared to $1,152,000 for the three-month period ended June 30, 2025. The increase in net sales was due primarily to the addition of net sales generated by SMCB, which we acquired on May 2, 2025.

Cost of Sales

Cost of sales consists primarily of freight, handling and servicing costs that we incur in connection with our SemiCab business. Cost of sales increased $2,106,000 to $3,598,000 for the three-month period ended June 30, 2026, compared to $1,492,000 for the three-month period ended June 30, 2025. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB, which we acquired on May 2, 2025.

Operating Expenses

Operating expenses consist of selling expenses and general and administrative expenses.

Selling Expenses

Selling expenses consist primarily of marketing and advertising activities that we engage in from time to time in connection with our SemiCab business. Selling expenses were $49,000 for the three-month period ended June 30, 2026. We did not incur any selling expenses for the three-month period ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation expense, legal and accounting expenses, and other corporate expenses. General and administrative expenses increased $1,191,000 to $2,059,000 for the three-month period ended June 30, 2026, compared to $868,000 for the three-month period ended June 30, 2025. The increase was due primarily to increases in expenses incurred in connection with the operation of our SemiCab business.

Other Expenses

Other expenses consist primarily of interest expense, including the amortization of deferred debt costs, incurred in connection with our financing transactions, as well as the loss on debt extinguishment related to the exchange of the partitioned pre-paid purchase for the Series A preferred stock. Other expenses increased $1,418,000 to $1,445,000 for the three-month period ended June 30, 2026, compared to $27,000 for the three-month period ended June 30, 2025. The increase was attributable to an increase of $1,018,000 increase in interest expense, including the amortization of deferred debt costs, associated with our recent financing transactions, and a $400,000 loss on debt extinguishment recognized in connection with the exchange of the partitioned pre-paid purchase for the Series A preferred stock during the three-month period ended June 30, 2026.

Net Loss Attributable to Non-Controlling Interest

SemiCab Holdings owns our SemiCab business. Net loss attributable to non-controlling interest consists of the loss allocated to SemiCab, Inc., which owned a 20% of the outstanding membership interests of SemiCab Holdings until May 2, 2025, and Ajesh Kapoor and Vivek Sehgal, who collectively owned 20% of the outstanding membership interests of SemiCab Holdings beginning May 2, 2025. The net loss attributable to non-controlling interest of $320,000 for the three-month period ended June 30, 2026 represents the amount of loss incurred by SemiCab Holdings that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $224,000 for the three-month period ended June 30, 2025 represents the amount of loss incurred by SemiCab Holdings that was allocated to SemiCab, Inc. between January 1, 2025 and May 2, 2025, and to Ajesh Kapoor and Vivek Sehgal between May 2, 2025 and June 30, 2025.

Comparison of the Six-Month Periods Ended June 30, 2026 and 2025

Net Sales

Net sales increased $4,130,000 to $5,405,000 for the six-month period ended June 30, 2026, compared to $1,275,000 for the six-month period ended June 30, 2025. The increase in net sales was due primarily to the addition of net sales generated by SMCB, which we acquired on May 2, 2025

Cost of Goods Sold

Cost of sales increased $5,054,000 to $6,675,000 for the six-month period ended June 30, 2026, compared to $1,621,000 for the six-month period ended June 30, 2025. The increase in cost of sales was due primarily to the addition of freight, handling and servicing costs incurred by SMCB, which we acquired on May 2, 2025.

Operating Expenses

Selling Expenses

Selling expenses were $82,000 for the six-month period ended June 30, 2026. We did not incur any selling expenses for the six-month period ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses increased $3,769,000 to $5,693,000 for the six-month period ended June 30, 2026, compared to $1,924,000 for the six-month period ended June 30, 2025. The increase was due primarily to increases in expenses incurred in connection with the operation of our SemiCab business and stock-based compensation expense.

Other Expenses

Other expenses decreased $4,030,000 to $2,481,000 for the six-month period ended June 30, 2026, compared to $6,511,000 for the six-month period ended June 30, 2025. The decrease was due primarily to the loss of $6,468,000 on the change in fair value of warrants that we incurred during the six-month period ended June 30, 2025 in connection with the public offering of securities that we completed on December 6, 2024, partially offset by the interest expense, including the amortization of deferred debt cost, associated with our recent financing transactions.

Net Loss Attributable to Non-Controlling Interests

The net loss attributable to non-controlling interest of $594,000 for the six-month period ended June 30, 2026 represents the amount of loss incurred by SemiCab Holdings that was allocated to Ajesh Kapoor and Vivek Sehgal through their collective 20% membership interest in SemiCab Holdings. The net loss attributable to non-controlling interest of $327,000 for the six-month period ended June 30, 2025 represents the amount of loss incurred by SemiCab Holdings that was allocated to SemiCab, Inc. between January 1, 2025 and May 2, 2025, and to Ajesh Kapoor and Vivek Sehgal between May 2, 2025 and June 30, 2025.

Liquidity And Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt. As of June 30, 2026, our cash and restricted cash balance was $7,955,000.

Net cash used in operating activities attributable to continuing operations was $6,592,000 during the six-month period ended June 30, 2026, compared to $3,106,000 during the six-month period ended June 30, 2025. The increase of $3,486,000 was due primarily to decreases of $6,468,000 for loss on the change in fair value of warrants recognized in connection with the public offering of securities that we completed on December 6, 2024, and $2,550,000 for prepaid expenses and other current assets. These decreases were partially offset by increases of $1,482,000 for the amortization of debt discount and issuance costs and $2,754,000 for accounts payable and accrued expenses.

Net cash used in investing activities attributable to continuing operations was $267,000 during the six-month period ended June 30, 2026, compared to $1,344,000 during the six-month period ended June 30, 2025. The decrease of $1,077,000 was due primarily to decreases of $1,172,000 for advances to SMCB under our loan agreement with them and $758,000 for repurchases of shares of our common stock, partially offset by a decrease of $593,000 for cash received in connection with our acquisition of SMCB on May 2, 2025 and an increase of $248,000 for the capitalization of internal use software costs

Net cash provided by financing activities attributable to continuing operations was $8,668,000 for the six-month period ended June 30, 2026, compared to $379,000 during the six-month period ended June 30, 2025. The increase of $8,289,000 was due primarily to net proceeds of $9,020,000 that we received from Streeterville under the Fourth Pre-Paid Purchase.

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

On May 14, 2026, we filed our Quarterly Report on Form 10-Q for the period ended March 31, 2026 wherein we reported stockholders’ equity of $3,168,000. On May 21, 2026, we filed a Form 8-K where we stated that, as a result of the $3,168,000 of stockholders’ equity that we reported in that quarterly report, we believe that we had regained compliance with Nasdaq Listing Rule 5550(b)(1) for continued listing on the Nasdaq. On May 26, 2026, we received a letter from the Nasdaq notifying us that, based on our Form 8-K, dated May 21, 2026, the Nasdaq had determined that we complied with Nasdaq Listing Rule 5550(b)(1).

On June 16, 2026, we received a letter from the Nasdaq notifying us that, based upon the closing bid price of our common stock for the 30 consecutive business days from May 4, 2026 to June 15, 2026, we did not meet the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The letter stated that we have a compliance period of 180 calendar days, or until December 14, 2026, to regain compliance with the minimum bid price requirement. If at any time during this compliance period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq will provide us with written confirmation of compliance and the matter will be closed. The Nasdaq also stated that it may, in its discretion, require us to satisfy the minimum bid price requirement for a period in excess of 10 consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

We intend to actively monitor the closing bid price of our common stock and consider available options to regain compliance with the minimum bid price requirement, including such actions as effecting a reverse stock split of our common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

3. Due to our lack of sufficient resources in our accounting department, we have not established a three-way match of documents or other controls precise enough to detect a material misstatement in revenue.

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

Changes in Internal Control over Financial Reporting

During our fiscal quarter ended June 30, 2026, there were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 11, 2025, Blue Yonder, Inc. (“Blue Yonder”) filed a civil action in the Superior Court of the State of Arizona against us for breach of contract and to enforce a stipulated judgment entered against SemiCab, Inc. in connection with the liabilities related to Blue Yonder that we assumed when we acquired SemiCab, Inc.’s business. Blue Yonder alleged that, because we assumed these liabilities, Blue Yonder could enforce the judgment against us. The judgment was in the amount of $509,119. On August 1, 2025, we filed an answer to the complaint and counterclaims against Blue Yonder for breach of contract. On January 30, 2026, the court granted Blue Yonder’s motion for judgment on the pleadings.

On June 12, 2026, we entered into a confidential settlement agreement and mutual release with Blue Yonder to resolve all claims related to the litigation and the underlying stipulated judgment. Under the terms of the settlement agreement, we agreed to pay Blue Yonder $500,000 in full settlement of all claims. We paid the settlement amount on July 2, 2026. Upon receipt of the payment, Blue Yonder released the Company and its subsidiaries from all claims related to the litigation and filed a satisfaction of judgment.

Except as described above, there were no other material changes to the disclosures made in Part I – Item 3. Legal Proceedings of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025 regarding these matters.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three-month period ended June 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Description

3.1	Certificate of Designation of Preferences and Rights of Series A Preferred Stock filed with the Secretary of State of the States of Delaware on June 29, 2026. (incorporated by reference to Exhibit 3.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 2, 2026).

10.1	Forbearance Agreement, dated June 16, 2026, by and between Algorhythm Holdings, Inc. and SemiCab, Inc. (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2026).

10.2	Exchange Agreement, dated June 29, 2026, by and between Algorhythm Holdings, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 in Algorhythm Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 2, 2026).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALGORHYTHM HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Gary Atkinson
Gary Atkinson
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Alex Andre
Alex Andre
Chief Financial Officer & General Counsel
(Principal Financial and Accounting Officer)

